Form 10QSB
period 1990-06-30
GREAT AMERICAN GOLF WORKS INC
filed 1999-10-01
CIK 859182

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

--------------------------------------------------------------------------------


(Mark one)
    XX    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
---------
          EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1990

          TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF
           1934

         For the transition period from ______________ to _____________

--------------------------------------------------------------------------------


                        Commission File Number: 33-32966

                       The Great American Golf Works, Inc.
        (Exact name of small business issuer as specified in its charter)

           Delaware                                          22-2999829
  (State of incorporation)                           (IRS Employer ID Number)

                16910 Dallas Parkway, Suite 100, Dallas TX 75248
                    (Address of principal executive offices)

                                 (972) 248-1922
                           (Issuer's telephone number)

                 3-5 West Delilah Road, Pleasantville, NJ 08232
   (Former name, former address and former fiscal year, if changed since last report)


--------------------------------------------------------------------------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES NO X

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: September 17, 1999: 624,600

Transitional Small Business Disclosure Format (check one):   YES   NO X

                       The Great American Golf Works, Inc.

                 Form 10-QSB for the Quarter ended June 30, 1990

                                Table of Contents


                                                                           Page
Part I - Financial Information

  Item 1   Financial Statements                                              3

  Item 2   Management's Discussion and Analysis or Plan of Operation         8


Part II - Other Information

  Item 1   Legal Proceedings                                                 9

  Item 2   Changes in Securities                                             9

  Item 3   Defaults Upon Senior Securities                                   9

  Item 4   Submission of Matters to a Vote of Security Holders               9

  Item 5   Other Information                                                 9

  Item 6   Exhibits and Reports on Form 8-K                                  9


Signatures                                                                   9



Part 1 - Item 1 - Financial Statements

                       The Great American Golf Works, Inc.
                                 Balance Sheets
                             June 30, 1990 and 1989

                                   (Unaudited)

                                                                1990         1989
                                                             ---------    ---------

                                     Assets
Assets
   Cash on hand and in bank                                  $    --      $    --
   Other assets of discontinued operations                      86,859         --
                                                             ---------    ---------

Total Assets                                                 $  86,859    $    --
                                                             =========    =========


                      Liabilities and Shareholders' Equity

 Liabilities
   Current liabilities of discontinued operations            $ 139,803    $    --
   Other liabilities of discontinued operations                 42,471         --
                                                             ---------    ---------

      Total liabilities                                        182,274         --
                                                             ---------    ---------

Commitments and contingencies

Shareholders' Equity Common stock - $0.0005 par value
      2,000,000 shares authorized
      600,000 issued and outstanding, respectively                 300         --
   Additional paid-in capital                                    5,800         --
   Accumulated deficit                                        (101,515)        --
                                                             ---------    ---------
      Total shareholders' equity                               (95,415)        --
                                                             ---------    ---------

Total Liabilities and Shareholders' Equity                   $  86,859    $    --
                                                             =========    =========



The accompanying notes are an integral part of these financial  statements.
The financial information presented herein has been prepared by management without audit by independent certified public accountants.



                       The Great American Golf Works, Inc.
                            Statements of Operations
                Six and Three months ended June 30, 1990 and 1989

                                   (Unaudited)

                                              Six months   Six months   Three months  Three months
                                                 ended        ended         ended        ended
                                               June 30,     June 30,      June 30,     June 30,
                                                 1990         1989          1990         1989
                                             -----------  -----------   -----------   -----------


Revenues                                     $    --      $     --         $   --       $    --

Expenses                                          --            --             --            --
                                             ---------    ----------       --------     ---------

Loss before discontinued operations               --            --             --            --

Discontinued operations
   Loss from start-up operations of
      entertainment facilities, net of
      income taxes of $-0- and $-0-,
      respectively                              (1,000)         --             --            --
   Income on disposition of assets
      related to entertainment facilities,
      net of income taxes of $-0- and
      $-0-, respectively                          --            --             --            --
                                             ---------    ----------       --------     ---------

Net Loss                                     $  (1,000)   $     --         $   --       $    --
                                             =========    ----------       --------     ---------

Loss per weighted-average
   share of common stock outstanding               nil           nil            nil           nil
                                                   ===           ===            ===           ===
Weighted-average number of shares
   of common stock outstanding                 600,000       600,000        600,000       600,000
                                             =========    ==========       ========     =========



The accompanying notes are an integral part of these financial  statements.
The financial information presented herein has been prepared by management without audit by independent certified public accountants.
                                                                               4



                       The Great American Golf Works, Inc.
                            Statements of Cash Flows
                     Six months ended June 30, 1990 and 1989

                                   (Unaudited)

                                                                     Six months Six months
                                                                        ended      ended
                                                                      June 30,   June 30,
                                                                        1990       1989
                                                                     ---------- ----------

Cash Flows from Operating Activities
   Net Loss                                                           $(1,000)   $   --
   Adjustments to reconcile net income to net cash
      provided by operating activities
         Amortization of organization costs                             1,000        --
         Decrease in current liabilities of discontinued operations    (4,335)       --
                                                                      -------    --------

Net cash used in operating activities                                  (4,335)       --
                                                                      -------    --------


Cash Flows from Investing Activities                                     --          --
                                                                      -------    --------


Cash Flows from Financing Activities                                     --          --
                                                                      -------    --------

Increase (Decrease) in Cash and Cash Equivalents                         --          --

Cash and cash equivalents at beginning of period                        4,335        --
                                                                      -------    --------

Cash and cash equivalents at end of period                            $  --      $   --
                                                                      =======    ========

Supplemental Disclosures of Interest and Income Taxes Paid
   Interest paid during the period                                    $  --      $   --
                                                                      =======    ========
   Income taxes paid (refunded)                                       $  --      $   --
                                                                      =======    ========



The accompanying notes are an integral part of these financial  statements.
The financial information presented herein has been prepared by management without audit by independent certified public accountants.
                                                                               5

                       The Great American Golf Works, Inc.

                          Notes to Financial Statements



Note A - Organization and Description of Business

The Great American Golf Works, Inc. (Company) was initially incorporated as Equix Corporation on November 30, 1989 under the laws of the State of Texas as a wholly-owned subsidiary of C Square, Inc. for the purpose of investigating and acquiring or combining with a privately owned business.

On January 12, 1990, the Company merged with and into The Great American Golf Works, Inc., a privately owned company incorporated on July 28, 1989 under the laws of the State of Delaware. Upon the consummation of the merger between Equix Corporation and The Great American Golf Works, Inc., the Company changed its corporate domicile to Delaware and changed its corporate name to The Great American Golf Works, Inc.

On May 14, 1990, pursuant to the terms of the merger agreement, C Square, Inc. received and distributed 90,000 shares of common stock, 135,000 Class A
Warrants, exercisable at $5.00 per share, and 135,000 Class B Warrants, exercisable at $10.00 per share, to C Square, Inc.'s shareholders pursuant to a Registration Statement filed with the U. S. Securities and Exchange Commission. The Class A and Class B Warrants were exercisable for periods of 36 months and 48 months, respectively, commencing on June 3, 1990. A total of 24,600 Class A warrants were exercised during 1990 for gross proceeds of $123,000 to the Company. No other Warrants were exercised and all remaining outstanding warrants expired in 1993 and 1994, respectively.

It was the intent of the Company to design, construct, operate and, in some instances, franchise entertainment facilities combining an indoor miniature golf course and old fashioned ice cream parlor. These efforts were unsuccessful and all assets, liabilities and proposed operations were liquidated by the end of 1990.

The Company's majority shareholder has continued to maintain the corporate status of the Company and provides all nominal working capital support on the Company's behalf. Because of the Company's lack of operating assets, its continuance is fully dependent upon the majority shareholder's continuing support. The majority shareholder intends to continue the funding of nominal necessary expenses to sustain the corporate entity.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


Note B - Summary of Significant Accounting Policies

1. Cash and cash equivalents

      The Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

2. Organization costs

      Organization costs incurred with the initial formation of the Company were charged to operations in their entirety on January 12, 1990, concurrent with the above mentioned merger transaction.

Part I-Item 2


Note B - Summary of Significant Accounting Policies

3. Income taxes

      The Company files its own separate federal income tax return. The Company has no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods.

4. Loss per share

      Basic  earnings  (loss) per share is computed  by dividing  the net income
      (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of June 30, 1990 and 1989, the Company's outstanding warrants were not dilutive due to the Company's net operating loss positions.


Note C - Common Stock Transactions

On May 14, 1990, pursuant to a Registration Statement filed with the U. S. Securities and Exchange Commission, distributed 90,000 shares of common stock, 135,000 Class A Warrants, exercisable at $5.00 per share, and 135,000 Class B Warrants, exercisable at $10.00 per share to C Square, Inc. (the Company's former parent). C Square, Inc. then distributed 100.0% of these securities to its shareholders.

Between July and December 1990, an aggregate total of 24,600 Class A Warrants were exercised resulting in the sale of 24,600 shares of common stock for gross proceeds of approximately $123,000 to the Company.


Note D - Common Stock Warrants

In May 1990, the Company issued 135,000 Class A and 135,000 Class B Warrants. The Class A Warrants were exercisable at $5.00 per share, became exercisable on June 3, 1990 and all unexercised warrants expired on July 3, 1993. The Class B Warrants were exercisable at $10.00 per share, became exercisable on June 3, 1990 and all unexercised warrants expired on June 3, 1994.

Part I - Item 2

Management's Discussion and Analysis of Financial Condition and Results of Operations

(1)    Caution Regarding Forward-Looking Information

This quarterly report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of the Company or management as well as assumptions made by and information currently available to the Company or management. When used in this document, the words "anticipate," "believe," "estimate," "expect" and "intend" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company regarding future events and are subject to certain risks, uncertainties and assumptions, including the risks and uncertainties noted. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. In each instance, forward-looking information should be considered in light of the accompanying meaningful cautionary statements herein.

(2)    Results of Operations, Liquidity and Capital Resources

As of the date of this filing, the Company has no operations, assets or liabilities. Accordingly, the Company is dependent upon management and/or significant shareholders to provide sufficient working capital to preserve the integrity of the corporate entity at this time. It is the intent of management and significant shareholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity.

The Company is currently seeking a suitable merger or acquisition candidate.

(3)    Year 2000 Considerations

The Year 2000 (Y2K) date change is believed to affect virtually all computers and organizations. The Company has undertaken a comprehensive review of its information systems, including personal computers, software and peripheral devices, and its general communications systems. The Company has no direct electronic links with any customer or supplier. In addition, the Company has held discussions with certain of its software suppliers with respect to the Y2K date change. The Company has completed its detailed review, as a preliminary assessment and the Company believes, as of the date of this filing, that it will not be required to modify or replace significant portions of its computer hardware or software and any such modifications or replacements are, or will be, readily available. The Company has no known direct Y2K exposures and anticipates that any costs associated with the Y2K date change compliance to have a material effect on its financial position or its results of operations. There can be no assurance until January 1, 2000, however, that all of the Company's systems, and the systems of its suppliers, shippers, customers or other external business partners will function adequately.



                (Remainder of this page left blank intentionally)

Part II - Other Information

Item 1 - Legal Proceedings

       None

Item 2 - Changes in Securities

       None

Item 3 - Defaults on Senior Securities

       None

Item 4 - Submission of Matters to a Vote of Security Holders

       The Company has held no regularly scheduled, called or special meetings of shareholders during the reporting period.

Item 5 - Other Information

       None

Item 6 - Exhibits and Reports on Form 8-K

       Exhibit 27 - Financial Data Schedule
       Reports on Form 8-K - None

--------------------------------------------------------------------------------


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           The Great American Golf Works, Inc.


September    17   , 1999                             /s/ Kevin B. Halter, Jr.
          --------                         -----------------------------------
                                                          Kevin B. Halter, Jr.
                                                        President and Director