Form 10QSB
period 1990-09-30
GREAT AMERICAN GOLF WORKS INC
filed 1999-10-01
CIK 859182

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

--------------------------------------------------------------------------------


(Mark one)
    XX        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
-----------
              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1990

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

                       The Great American Golf Works, Inc.

              Form 10-QSB for the Quarter ended September 30, 1990

                                Table of Contents


                                                                           Page
                                                                           ----
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



Part 1 - Item 1 - Financial Statements

                       The Great American Golf Works, Inc.
                                 Balance Sheets
                           September 30, 1990 and 1989

                                   (Unaudited)

                                                                1990         1989
                                                             ---------    ---------

                                     Assets
Assets
   Cash on hand and in bank                                  $    --      $  16,950
   Organization costs, net of accumulated
      amortization of $1,000 and $-0-, respectively               --          1,000
   Other assets of discontinued operations                      86,859       58,325
                                                             ---------    ---------

Total Assets                                                 $  86,859    $  76,275
                                                             =========    =========


                      Liabilities and Shareholders' Equity

 Liabilities
   Current liabilities of discontinued operations            $ 139,803    $  26,557
   Other liabilities of discontinued operations                 42,471       43,662
                                                             ---------    ---------

      Total liabilities                                        182,274       70,219
                                                             ---------    ---------

Commitments and contingencies

Shareholders' Equity Common stock - $0.0005 par value
      2,000,000 shares authorized
      604,600 issued and outstanding, respectively                 302          300
   Additional paid-in capital                                   28,798        5,800
   Accumulated deficit                                        (124,515)         (44)
                                                             ---------    ---------
      Total shareholders' equity                               (95,415)       6,056
                                                             ---------    ---------

Total Liabilities and Shareholders' Equity                   $  86,859    $  76,275
                                                             =========    =========



The accompanying notes are an integral part of these financial  statements.
The financial information presented herein has been prepared by management without audit by independent certified public accountants.
                                                                               3


                       The Great American Golf Works, Inc.
                            Statements of Operations
             Nine and Three months ended September 30, 1990 and 1989

                                   (Unaudited)

                                             Nine months    Nine months     Three months    Three months
                                                 ended          ended          ended           ended
                                             September 30,  September 30,   September 30,   September 30,
                                                 1990           1989            1990            1989
                                             -----------    -----------     -----------     -----------

Revenues                                     $    --         $    --         $    --         $    --

Expenses                                          --              --              --              --
                                             ---------       ---------       ---------       ---------

Loss before discontinued operations               --              --              --              --

Discontinued operations
   Loss from start-up operations of
      entertainment facilities, net of
      income taxes of $-0- and $-0-,
      respectively                             (24,000)            (44)        (23,000)            (44)
   Income on disposition of assets
      related to entertainment facilities,
      net of income taxes of $-0- and
      $-0-, respectively                          --              --              --              --
                                             ---------       ---------       ---------       ---------

Net Loss                                     $ (24,000)      $     (44)      $ (23,000)      $     (44)
                                             =========       =========       ---------       ---------

Loss per weighted-average
   share of common stock outstanding         $   (0.04)            nil       $   (0.04)            nil
                                             =========       =========       =========       =========

Weighted-average number of shares
   of common stock outstanding                 601,246         600,000         603,700         600,000
                                             =========       =========       =========       =========


The accompanying notes are an integral part of these financial  statements.
The financial information presented herein has been prepared by management without audit by independent certified public accountants.
                                                                               4


                       The Great American Golf Works, Inc.
                            Statements of Cash Flows
                  Nine months ended September 30, 1990 and 1989

                                   (Unaudited)

                                                                                 Nine months    Nine months
                                                                                    ended          ended
                                                                                September 30,  September 30,
                                                                                    1990            1989
                                                                                ------------   ------------

Cash Flows from Operating Activities
   Net Loss                                                                      $(24,000)       $    (44)
   Adjustments to reconcile net income to net cash
      provided by operating activities
         Amortization of organization costs                                         1,000            --
         Payment of organization costs                                               --            (1,000)
         Increase in other assets of discontinued operations                         --           (58,325)
         Increase (decrease) in current liabilities of discontinued operations     (4,335)         26,557
         Increase in other liabilities of discontinued operations                    --            43,662
                                                                                 --------        --------

Net cash used in operating activities                                             (27,335)         10,850
                                                                                 --------        --------


Cash Flows from Investing Activities                                                 --              --
                                                                                 --------        --------


Cash Flows from Financing Activities
   Cash received on initial capitalization                                           --             6,100
   Cash received on exercise of warrants                                           23,000            --
                                                                                 --------        --------

Increase (Decrease) in Cash and Cash Equivalents                                   (4,335)          6,100

Cash and cash equivalents at beginning of period                                    4,335            --
                                                                                 --------        --------

Cash and cash equivalents at end of period                                       $   --          $ 16,950
                                                                                 ========        ========

Supplemental Disclosures of Interest and Income Taxes Paid
   Interest paid during the period                                               $   --          $   --
                                                                                 ========        ========
   Income taxes paid (refunded)                                                  $   --          $   --
                                                                                 ========        ========




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

                       The Great American Golf Works, Inc.

                          Notes to Financial Statements



Note B - Summary of Significant Accounting Policies

3. Income taxes

      The Company files its own separate federal income tax return. The Company has no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods.

4. Loss per share

      Basic  earnings  (loss) per share is computed  by dividing  the net income
      (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of September 30, 1990 and 1989, the Company's outstanding warrants were not dilutive due to the Company's net operating loss positions.


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

                                             The Great American Golf Works, Inc.


September    17   , 1999                                /s/ Kevin B. Halter, Jr.
          --------                                  ----------------------------
                                                            Kevin B. Halter, Jr.
                                                          President and Director