Form 10KSB
period 1990-12-31
GREAT AMERICAN GOLF WORKS INC
filed 1999-10-01
CIK 859182

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

                   [ X ] ANNUAL REPORT PURSUANT TO SECTION 13
                         OF THE SECURITIES EXCHANGE ACT
                   For the Fiscal Year Ended December 31, 1990


                          Commission File No. 33-32966

                       The Great American Golf Works, Inc.
                          (formerly Equix Corporation)
                 (Name of Small Business Issuer in its Charter)


           Delaware                  16910 Dallas Parkway, Suite 100, Dallas, TX 75248          22-2999829
(State or Other Jurisdiction              (Address of Principal Executive Office,           (I.R.S. Employer
of incorporation or organization)          including Zip Code)                               Identification No.)


                                 (972) 248-1922
              (Registrant's telephone number, including area code)

         Securities Registered under Section 12(b) of the Exchange Act:

   Title of Each Class               Name of Each Exchange on which Registered
   -------------------               -----------------------------------------

          None

Securities  Registered  Under Section  12(g) of the Exchange Act:  Common Stock,
0.00005 Par Value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes     No  X
                                                              ---    ---

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

The issuer's revenues for its most recent fiscal year were $-0-.

The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 30,1999 was $-0- (computed by reference to the average bid and asked prices of such stock as of September 30, 1999 as reported on the OTC Bulletin Board).

The number of shares outstanding of the registrant's common stock as of September 30, 1999, was 624,600 shares.

Transitional Small Business Disclosure Format:  Yes     No  X
                                                    ---    ---

                                     PART I

Item 1.  Description of Business.


General

         The Great American Golf Works, Inc. (Company) was initially incorporated as Equix Corporation on November 30, 1989 under the laws of the State of Texas as a wholly-owned subsidiary of C Square, Inc. for the purpose of investigating and acquiring or combining with a privately owned business.

         On January 12, 1990 the company merged with and into The Great American Golf Works, Inc., a privately owned company incorporated on July 28,1989 under the laws of the State of Delaware. Upon the consummation of merger between Equix Corporation and The Great American Golf Works, Inc., the Company changed its corporate domicile to Delaware and changed its corporate name to The Great American Golf Works, Inc.

         On May 14, 1990, pursuant to the terms of the merger agreement, C Square, Inc. received and distributed 90,000 shares of common stock, 135,000 Class A Warrants, exercisable at $5.00 per share, and 135,000 Class B Warrants, exercisable at $10.00 per share, to C Square, Inc.'s shareholders pursuant to a Registration Statement filed with the Securities and Exchange Commission. The Class A and B Warrants were exercisable for periods of 36 months and 48 months, respectively, commencing on June 3, 1990. A total of 24,600 Class A Warrants were exercised during 1990 for gross proceeds of $123,000 to the Company. No other Warrants were exercised and all remaining outstanding Warrants expired in 1993 and 1994 respectively.

         It was the intent of the Company to design, construct, operate and, in some instances, franchise entertainment facilities combining an indoor miniature golf course and old-fashioned ice cream parlor. These efforts were unsuccessful and all assets, liabilities and proposed operations were liquidated by the end of 1990.

         The Company's majority shareholder has continued to maintain the corporate status of the Company and provides all nominal working capital support on the Company's behalf. Due to the Company's lack of operating assets, its continuance is fully dependent upon the majority shareholder's continuing support. The majority shareholder intends to continue the funding of nominal necessary expenses to sustain the corporate entity.

         The company is considered in the  development  stage and, as such,  has
generated  no  significant   operating  revenues  and  had  incurred  cumulative
operating losses of approximately $28,585 as of December 31, 1990.

         It is the intention of the management to bring its SEC periodic reporting to date in order that the Company might be potentially attractive to a private business that has interest in becoming a publicly-held company, without the expense and time delay involved in distributing its securities to the public.

Proposed Business

         The Company intends to locate and combine with an existing, privately-held company, which is profitable, or, in management=s view, has growth potential, irrespective of the industry in which it is engaged. However, the Company does not intend to combine with a private company, which may be deemed to be an investment company subject to the Investment Company Act of 1940. A combination may be structured as a merger, consolidation, exchange of the Company's common stock for stock or assets or any other form which will result in the combined enterprise's becoming a publicly-held corporation.

         Pending negotiation and consummation of a combination, the Company anticipates that it will have, aside from carrying on its search for a combination partner, no business activities, and, thus, will have no source of revenue. Should the Company incur any significant liabilities prior to a combination with a private company, it may not be able to satisfy such liabilities as are incurred.

         If the Company=s management pursues one or more combination opportunities beyond the preliminary negotiations stage and those negotiations are subsequently terminated, it is foreseeable that such efforts will exhaust the Company's ability to continue to seek such combination opportunities before any successful combination can be consummated. In that event, the Company=s common stock will become worthless and holders of the Company's common stock will receive a nominal distribution, if any, upon the Company=s liquidation and dissolution.


Combination Suitability Standards

         In its pursuit for a combination partner, the Company's management intends to consider only combination candidates which are profitable or, in management=s view, have growth potential. The Company's management does not intend to pursue any combination proposal beyond the preliminary negotiation stage with any combination candidate which does not furnish the Company with audited financial statements for at least its most recent fiscal year and unaudited financial statements for interim periods subsequent to the date of such audited financial statements, or is in a position to provide such financial statements in a timely manner. The Company will, if necessary funds are available, engage attorneys and/or accountants in its efforts to investigate a combination candidate and to consummate a business combination. The Company may require payment of fees by such combination candidate to fund the investigation of such candidate. In the event such a combination candidate is engaged in a high technology business, the Company may also obtain reports from independent organizations of recognized standing covering the technology being developed and/or used by the candidate. The Company=s limited financial resources may make the acquisition of such reports difficult or even impossible to obtain and, thus, there can be no assurance that the Company will have sufficient funds to obtain such reports when considering combination proposals or candidates. To the extent the Company is unable to obtain the advice or reports from experts, the risks of any combined enterprise's being unsuccessful will be enhanced.

         Company's management expects that in connection with any acquisition or merger transaction, that the Management of Company will be transferred to the new controlling shareholders. Company's management will require a declaration from any such company or controlling shareholders, that, within five (5) years prior to the filing of this statement, they have not been convicted in any criminal proceedings or are named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses), nor have they been subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining them from, or otherwise limiting the engagement in any type of business practice; or engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws.

Item 2.  Description of Property.

         The Company has no properties.

Item 3.  Legal Proceedings.

         The Company is not a party to any material pending nor is it aware of any threatened legal proceeding.

Item 4.  Submission of Matters to a Vote of Security Holders.

         No matters were submitted to securities holders during the year ended December 31, 1990.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

Market Information

The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 30,1999 was $-0- (computed by reference to the average bid and asked prices of such stock as of September 30, 1999 as reported on the OTC Bulletin Board.

The number of shares outstanding of the registrant's common stock as of September 30, 1999, was 624,600 shares.

Dividend Policy

         The Company has never paid any dividends on its common stock and does not have any current plan to pay any dividends in the foreseeable future.


Item 6.  Management's Discussion and Analysis of Financial
            Condition and Plan of Operation.

Discussion of Financial Condition

         The Company currently has no revenues, no operations and owns no assets. The Company will remain illiquid until such time as a business combination transaction occurs, if ever. No prediction of the future financial condition of the Company can be made.

         The Company=s independent auditor, S.W. Hatfield, CPA expressed, in its opinion on the Company's audited financial statements, substantial doubt about the Company=s ability to continue as a going concern. Reference is made to the financial statements of the Company included elsewhere herein, and, specifically, to the Independent Auditor's Report and Note A in the financial statements of the Company.

Plan of Business

         General. The Company intends to locate and combine with an existing, privately-held company, which is profitable or, in management=s view, has growth potential, irrespective of the industry in which it is engaged. However, the Company does not intend to combine with a private company, which may be deemed to be an investment company subject to the Investment Company Act of 1940. A combination may be structured as a merger, consolidation, exchange of the Company's common stock for stock or assets or any other form which will result in the combined enterprise=s becoming a publicly-held corporation.

         Pending negotiation and consummation of a combination, the Company anticipates that it will have, aside from carrying on its search for a combination partner, no business activities, and, thus, will have no source of revenue. Should the Company incur any significant liabilities prior to a combination with a private company, it may not be able to satisfy such liabilities as are incurred.

         If the Company's management pursues one or more combination opportunities beyond the preliminary negotiations stage and those negotiations are subsequently terminated, it is foreseeable that such efforts will exhaust the Company=s ability to continue to seek such combination opportunities before any successful combination can be consummated. In that event, the Company's common stock will become worthless and holders of the Company=s common stock will receive a nominal distribution, if any, upon the Company's liquidation and dissolution.

         Combination Suitability Standards. In its pursuit for a combination partner, the Company=s management intends to consider only combination candidates which are profitable or, in management's view, have growth potential. The Company=s management does not intend to pursue any combination proposal beyond the preliminary negotiation stage with any combination candidate which does not furnish the Company with audited financial statements for at least its most recent fiscal year and unaudited financial statements for interim periods subsequent to the date of such audited financial statements, or is in a position to provide such financial statements in a timely manner. The Company will, if necessary funds are available, engage attorneys and/or accountants in its efforts to investigate a combination candidate and to consummate a business combination. The Company may require payment of fees by such combination candidate to fund the investigation of such candidate. In the event such a combination candidate is engaged in a high technology business, the Company may also obtain reports from independent organizations of recognized standing covering the technology being developed and/or used by the candidate. The Company's limited financial resources may make the acquisition of such reports difficult or even impossible to obtain and, thus, there can be no assurance that the Company will have sufficient funds to obtain such reports when considering combination proposals or candidates. To the extent the Company is unable to obtain the advice or reports from experts, the risks of any combined enterprise=s being unsuccessful will be enhanced.

         Company's management expects that in connection with any acquisition or merger transaction, that the Management of Company will be transferred to the new controlling shareholders. Company's management will require a declaration from any such company or controlling shareholders, that, within five (5) years prior to the filing of this statement, they have not been convicted in any criminal proceedings or are named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses), nor have they been subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining them from, or otherwise limiting the engagement in any type of business practice; or engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws.


Item 7.  Financial Statements.


                                                                            Page
                                                                            ----

Report of Independent Certified Public Accountants                          F-3

Balance Sheets as of December 31, 1990 and 1989                             F-4

Statement of Operations                                                     F-5
for the years ended December 31, 1990 and 1989

Statement of Changes in Shareholders' Equity                                F-6
for the years ended December 31, 1990 and 1989

Statement of Cash Flows                                                     F-7
for the Years ended December 31, 1990 and 1989

Notes to Financial Statements                                               F-8




Item 8.  Changes  in  and  Disagreements  with  Accountants  on  Accounting  and
            Financial Disclosures.

None.

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
            Compliance With Section 16(a) of the Exchange Act.

The following table sets forth the officers and directors of the Company.


Name                         Position                            Age
----                         --------                            ---
Kevin B. Halter, Jr.         President and Director               38
Kevin B. Halter              Vice President and Director          63

Set forth below is a description of the background of the President and director of the Company.

Kevin B. Halter, Jr. currently serves as President and Director of the Company. Mr. Halter has served as Vice President, Secretary and a director of Millennia, Inc. since January 1994. He is also President of Securities Transfer Corporation, a registered stock transfer company, and a position he has held since 1987. Mr. Halter has served as Vice President and Secretary of Halter Capital Corporation since 1987. Mr. Halter has also served as director of Digital Communications Technology Corporation since January 1994. Mr. Halter is the son of Kevin B. Halter.

Kevin B. Halter currently serves as Vice President and Director of the Company. Mr. Halter has served as President, Chief Executive Officer and Chairman of the Board of Millennia, Inc. since June 1994. He also served as Vice Chairman of the Board of Millennia, Inc. from January 1994 until June 1994. In addition, Mr. Halter has served as Chairman of the Board and Chief Executive Officer of Halter Capital Corporation, a privately held investment and consulting company, since 1987 and as its President since June 1995. Mr. Halter has also served as Chairman of the Board of Digital Communications Technology Corporation since June 1994. Mr. Halter is the father of Kevin B. Halter, Jr.


Item 10. Executive Compensation.

         The Company's management is not currently compensated for services provided to the Company, and no compensation has been accrued and none is expected to be accrued in the future.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth the names and addresses of each of the persons known by the Company to own beneficially 10% or more of the common stock of the Company, as well as the common stock ownership of each of the officers and directors of the Company.


Name and Address                   Number of Shares  Percentage of Ownership (1)
----------------                   ----------------  ---------------------------
Halter Capital Corporation         *        329,300           52.7%
16910 Dallas Parkway, Suite 100
Dallas, TX 75248

** Halter Capital Corporation is 100% owned by Kevin B. Halter, Jr. and Kevin B. Halter, who are the only Directors and Officers of the Company. This corporation and both Messrs. Halter are affiliates of the Company, as this term is defined by the Securities Act of 1933.

Item 12. Certain Relationships and Related Transactions.

The Company=s President, Kevin B. Halter, Jr., has agreed to provide funds to the Company sufficient to cover the Company expenses relating to its SEC periodic reporting and other minor corporate expenses.

Item 13. Exhibits and Reports on Form 8-K.

Exhibits

           None.

Reports on Form 8-K

No Current Report on Form 8-K was filed during the year ended December 31, 1990. The Company intends to file a Current Report on Form 8-K with respect to a change in the Company=s independent auditor in the near future.





                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 30, 1999

The Great American Golf Works, Inc.


By: _____________________________
Kevin B. Halter, Jr.
President



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.





____________________________                            September 30, 1999
Kevin B. Halter, Jr.
President and Director


____________________________                            September 30, 1999
Kevin B. Halter
Vice President and Director

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Exchange Act by Non-reporting Issuers.

         As of the date of this Annual Report on Form 10-KSB, no annual report or proxy material has been sent to security holders of the Company. It is anticipated that an annual report and proxy material will be furnished to security holders subsequent to the filing of this Annual Report on Form 10-KSB.

                               THE GREAT AMERICAN
                                GOLF WORKS, INC.

                              Financial Statements
                                       and
                                Auditor's Report

                           December 31, 1990 and 1989
























                               S. W. HATFIELD, CPA
                          certified public accountants

                      Use our past to assist your future sm

                       THE GREAT AMERICAN GOLF WORKS, INC.

                                    CONTENTS



                                                                        Page
                                                                        ----

Report of Independent Certified Public Accountants                       F-3

Financial Statements

   Balance Sheets as of December 31, 1990 and 1989                       F-4

   Statements of Operations
     for the years ended December 31, 1990 and 1989                      F-5

   Statement of Changes in Shareholders' Equity
     for the years ended December 31, 1990 and 1989                      F-6

   Statements of Cash Flows
     for the years ended December 31, 1990 and 1989                      F-7

   Notes to Financial Statements                                         F-8

S. W. HATFIELD, CPA
certified public accountants

Member:    American Institute of Certified Public Accountants
               SEC Practice Section
               Information Technology Section
           Texas Society of Certified Public Accountants


               Report of Independent Certified Public Accountants
               --------------------------------------------------


Board of Directors and Shareholders
The Great American Golf Works, Inc.

We have audited the accompanying balance sheets of The Great American Golf Works, Inc. (a Delaware corporation) as of December 31, 1990 and 1989 and the related statements of operations, changes in shareholders' equity and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Great American Golf Works, Inc. as of December 31, 1990 and 1989, and the results of its operations and its cash flows for each of the years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company is dependent upon its majority shareholder to maintain the corporate status of the Company and to provide all nominal working capital support on the Company's behalf. Because of the Company's lack of operating assets, its continuance is fully dependent upon the majority shareholder's continuing support. This situation raises a substantial doubt about the Company's ability to continue as a going concern. The majority shareholder intends to continue the funding of nominal necessary expenses to sustain the corporate entity. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                                       S. W. HATFIELD, CPA
Dallas, Texas
September 16, 1999

                      Use our past to assist your future sm

P. O. Box 820395                               9002 Green Oaks Circle, 2nd Floor
Dallas, Texas  75382-0395                               Dallas, Texas 75243-7212
214-342-9635 (voice)                                          (fax) 214-342-9601
800-244-0639                                                      SWHCPA@aol.com

                       The Great American Golf Works, Inc.
                                 Balance Sheets
                           December 31, 1990 and 1989



                                                           1990         1989
                                                         ---------    ---------
Assets
   Cash in bank                                          $      --    $   4,335
   Organization costs, net of accumulated
     amortization of approximately $1,000
     and $-0-, respectively                                     --        1,000
   Other assets of discontinued operations                      --       86,859
                                                         ---------    ---------

Total Assets                                             $      --    $  92,194
                                                         =========    =========


Liabilities
   Current liabilities of discontinued operations        $      --    $ 144,138
   Long-term liabilities of discontinued operations             --       42,471
                                                         ---------    ---------

     Total liabilities                                          --      186,609
                                                         ---------    ---------


Commitments and Contingencies


Shareholders' Equity
   Common stock - $0.0005 par value
     2,000,000 shares authorized
     624,000 and 600,000 issued and
     outstanding, respectively                                 312          300
   Additional paid-in capital                              128,788        5,800
   Accumulated deficit                                    (129,100)    (100,515)
                                                         ---------    ---------

       Total shareholders' equity                               --      (94,415)
                                                         ---------    ---------

Total Liabilities and Shareholders' Equity               $      --    $  92,194
                                                         =========    =========




The accompanying notes are an integral part of these financial statements.

                       The Great American Golf Works, Inc.
                            Statements of Operations
                     Years ended December 31, 1990 and 1989



                                                           1990         1989
                                                         ---------    ---------

Revenues                                                 $      --    $      --
                                                         ---------    ---------

Expenses                                                        --           --
                                                         ---------    ---------

Loss before discontinued operations                             --           --

Discontinued operations
   Loss from start-up operations of entertainment
     facilities, net of income taxes of $-0- and $-0-,
     respectively                                         (124,000)    (100,515)
   Income on disposition of assets related to
     entertainment facilities, net of income
     taxes of $-0- and $-0-, respectively                   95,415           --
                                                         ---------    ---------

Net Loss                                                 $ (28,585)   $(100,515)
                                                         =========    =========

Loss per weighted-average share
   of common stock outstanding                           $   (0.05)   $   (0.17)
                                                         =========    =========

Weighted-average number of shares
   of common stock outstanding                             603,352      600,000
                                                         =========    =========










The accompanying notes are an integral part of these financial statements.
                                                                             F-5




                       The Great American Golf Works, Inc.
                  Statement of Changes in Shareholders' Equity
                     Years ended December 31, 1990 and 1989




                                            Common Stock           Additional
                                            ------------            paid-in     Accumulated
                                         Shares        Amount       capital       deficit        Total
                                      -----------   -----------   -----------   -----------   -----------
Issuance of stock at formation
   and upon merger transaction            600,000   $       300   $     5,800   $        --   $     6,100

Net loss for the period                        --            --            --      (100,515)     (100,515)
                                      -----------   -----------   -----------   -----------   -----------

Balances at December 31, 1989             600,000           300         5,800      (100,515)      (92,194)

Sale of common stock upon
   exercise of outstanding warrants        24,600            12       122,988            --       123,000

Net loss for the year                          --            --            --       (28,585)      (28,585)
                                      -----------   -----------   -----------   -----------   -----------

Balances at December 31, 1990             624,600   $       312   $   128,788   $  (129,100)  $        --
                                      ===========   ===========   ===========   ===========   ===========
















The accompanying notes are an integral part of these financial statements.
                                                                             F-6

                       The Great American Golf Works, Inc.
                            Statements of Cash Flows
                     Years ended December 31, 1990 and 1989



                                                             1990       1989
                                                           ---------  ---------
Cash Flows from Operating Activities
   Net loss for the period                                 $ (28,585) $(100,515)
   Adjustments to reconcile net loss to
     net cash provided by operating activities
       Amortization of organization costs                      1,000         --
       (Increase) Decrease in
         Organization costs                                       --     (1,000)
         Other assets of discontinued operations              86,859    (86,859)
       Increase (Decrease) in
         Current liabilities of discontinued operations     (144,138)   144,138
         Long-term liabilities of discontinued operations    (42,471)    42,471
                                                           ---------  ---------

Net cash used in operating activities                       (127,335)    (1,765)
                                                           ---------  ---------


Cash Flows from Investing Activities                              --         --
                                                           ---------  ---------


Cash Flows from Financing Activities
     Initial sale of common stock                                 --      6,100
     Sale of common stock from exercise of warrants          123,000         --
                                                           ---------  ---------

Net cash provided by financing activities                    123,000      6,100
                                                           ---------  ---------

Increase (Decrease) in Cash                                   (4,335)     4,335

Cash at beginning of period                                    4,335         --
                                                           ---------  ---------

Cash at end of period                                      $      --  $   4,335
                                                           =========  =========

Supplemental Disclosure of Interest and Income Taxes Paid
     Interest paid for the period                          $      --  $      --
                                                           =========  =========
     Income taxes paid for the period                      $      --  $      --
                                                           =========  =========






The accompanying notes are an integral part of these financial statements.
                                                                             F-7

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


Note B - Summary of Significant Accounting Policies

1.   Cash and cash equivalents
     -------------------------
     The Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

2.   Organization costs
     ------------------
     Organization costs incurred with the initial formation of the Company were charged to operations in their entirety on January 12, 1990, concurrent with the above mentioned merger transaction.

                       The Great American Golf Works, Inc.

                          Notes to Financial Statements



Note B - Summary of Significant Accounting Policies

3.   Income taxes
     ------------
     The Company files its own separate federal income tax return. The Company has no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods.

4.   Loss per share
     --------------
     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of December 31, 1990 and 1989, the Company's outstanding warrants were not dilutive due to the Company's net operating loss positions.


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