Form 10QSB
period 1991-03-31
GREAT AMERICAN GOLF WORKS INC
filed 1999-10-01
CIK 859182

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

--------------------------------------------------------------------------------


(Mark one)
    XX       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
----------
             EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1991

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

                       The Great American Golf Works, Inc.

                Form 10-QSB for the Quarter ended March 31, 1991

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



Part 1 - Item 1 - Financial Statements

                       The Great American Golf Works, Inc.
                                 Balance Sheets
                             March 31, 1991 and 1990

                                   (Unaudited)

                                                                1991         1990
                                                             ---------    ---------

                                     Assets
Assets
   Cash on hand and in bank                                  $    --      $    --
   Other assets of discontinued operations                        --         86,859
                                                             ---------    ---------

Total Assets                                                 $    --      $  86,259
                                                             =========    =========


                      Liabilities and Shareholders' Equity

 Liabilities
   Current liabilities of discontinued operations            $    --      $ 139,803
   Other liabilities of discontinued operations                   --         42,471
                                                             ---------    ---------

      Total liabilities                                           --        182,274
                                                             ---------    ---------

Commitments and contingencies

Shareholders' Equity Common stock - $0.0005 par value
      2,000,000 shares authorized
      624,600 and 600,000 shares issued
         and outstanding, respectively                             312          300
   Additional paid-in capital                                  128,788        5,800
   Accumulated deficit                                        (129,100)    (101,515)
                                                             ---------    ---------
      Total shareholders' equity                                  --        (94,415)
                                                             ---------    ---------

Total Liabilities and Shareholders' Equity                   $    --      $  86,859
                                                             =========    =========




The accompanying notes are an integral part of these financial  statements.
The financial information presented herein has been prepared by management without audit by independent certified public accountants.
                                                                               3

                       The Great American Golf Works, Inc.
                            Statements of Operations
                   Three months ended March 31, 1991 and 1990

                                   (Unaudited)

                                            Three months   Three months
                                               ended           ended
                                             March 31,       March 31,
                                               1991            1990

Revenues                                     $   --         $    --

Expenses                                         --              --
                                             --------       ---------

Loss before discontinued operations              --              --

Discontinued operations
   Loss from start-up operations of
      entertainment facilities, net of
      income taxes of $-0- and $-0-,
      respectively                               --            (1,000)
   Income on disposition of assets
      related to entertainment facilities,
      net of income taxes of $-0- and
      $-0-, respectively                         --              --
                                             --------       ---------

Net Loss                                     $   --         $  (1,000)
                                             --------       ---------

Loss per weighted-average
   share of common stock outstanding              nil             nil
                                                  ===             ===

Weighted-average number of shares
   of common stock outstanding                624,600         600,000
                                             ========       =========


The accompanying notes are an integral part of these financial  statements.
The financial information presented herein has been prepared by management without audit by independent certified public accountants.


                       The Great American Golf Works, Inc.
                            Statements of Cash Flows
                   Three months ended March 31, 1991 and 1990

                                   (Unaudited)

                                                                     Three months   Three months
                                                                         ended          ended
                                                                       March 31,      March 31,
                                                                         1991           1990
                                                                     ------------    -----------

Cash Flows from Operating Activities
   Net Loss                                                           $  --           $(1,000)
   Adjustments to reconcile net income to net cash
      provided by operating activities
         Amortization of organization costs                              --             1,000
         Decrease in current liabilities of discontinued operations      --            (4,335)
                                                                      -------         -------

Net cash used in operating activities                                    --              --
                                                                      -------         -------


Cash Flows from Investing Activities                                     --              --
                                                                      -------         -------


Cash Flows from Financing Activities                                     --              --
                                                                      -------         -------

Increase (Decrease) in Cash and Cash Equivalents                         --            (4,335)

Cash and cash equivalents at beginning of period                         --             4,335
                                                                      -------         -------

Cash and cash equivalents at end of period                            $  --           $  --
                                                                      =======         =======

Supplemental Disclosures of Interest and Income Taxes Paid
   Interest paid during the period                                    $    --         $  --
                                                                      =======         =======
   Income taxes paid (refunded)                                       $  --           $  --
                                                                      =======         =======



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

4. Loss per share

      Basic  earnings  (loss) per share is computed  by dividing  the net income
      (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of March 31, 1991 and 1990, the Company's outstanding warrants were not dilutive due to the Company's net operating loss positions.


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

                                             The Great American Golf Works, Inc.


September    17   , 1999              /s/ Kevin B. Halter, Jr.
          --------                    ------------------------------------------
                                                            Kevin B. Halter, Jr.
                                                          President and Director