Form 10QSB
period 1991-09-30
GREAT AMERICAN GOLF WORKS INC
filed 1999-10-01
CIK 859182

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

--------------------------------------------------------------------------------


(Mark one)
    XX      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
--------    EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 1991

            TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

         For the transition period from ______________ to _____________

--------------------------------------------------------------------------------


                        Commission File Number: 33-32966

                       The Great American Golf Works, Inc.
                       -----------------------------------
        (Exact name of small business issuer as specified in its charter)

           Delaware                                         22-2999829
  (State of incorporation)                           (IRS Employer ID Number)

                16910 Dallas Parkway, Suite 100, Dallas TX 75248
                ------------------------------------------------
                    (Address of principal executive offices)

                                 (972) 248-1922
                                 --------------
                           (Issuer's telephone number)

                 3-5 West Delilah Road, Pleasantville, NJ 08232
                 ----------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)


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

                       The Great American Golf Works, Inc.

              Form 10-QSB for the Quarter ended September 30, 1991

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



Part 1 - Item 1 - Financial Statements

                       The Great American Golf Works, Inc.
                                 Balance Sheets
                           September 30, 1991 and 1990

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

Commitments and contingencies

Shareholders' Equity Common stock - $0.0005 par value
      2,000,000 shares authorized
      624,600 and 604,600 shares issued
         and outstanding, respectively                             312          302
   Additional paid-in capital                                  128,788       28,798
   Accumulated deficit                                        (129,100)    (124,515)
                                                             ---------    ---------
      Total shareholders' equity                                  --        (95,415)
                                                             ---------    ---------

Total Liabilities and Shareholders' Equity                   $    --      $  86,859
                                                             =========    =========



The accompanying notes are an integral part of these financial  statements.
The financial information presented herein has been prepared by management without audit by independent certified public accountants.



                       The Great American Golf Works, Inc.
                            Statements of Operations
             Nine and Three months ended September 30, 1991 and 1990

                                   (Unaudited)

                                             Nine months      Nine months      Three months    Three months
                                                ended            ended            ended           ended
                                             September 30,    September 30,    September 30,   September 30,
                                                 1991             1990             1991            1990
                                             -------------    -------------    -------------   -------------


Revenues                                     $     --          $    --          $     --        $    --

Expenses                                           --               --                --             --
                                             ----------        ---------        ----------      ---------

Loss before discontinued operations                --               --                --             --

Discontinued operations
   Loss from start-up operations of
      entertainment facilities, net of
      income taxes of $-0- and $-0-,
      respectively                                 --            (24,000)             --          (23,000)
   Income on disposition of assets
      related to entertainment facilities,
      net of income taxes of $-0- and
      $-0-, respectively                           --               --                --             --
                                             ----------        ---------        ----------      ---------

Net Loss                                     $     --          $ (24,000)       $     --        $ (23,000)
                                             ==========        =========        ----------      ---------

Loss per weighted-average
   share of common stock outstanding                nil        $   (0.04)              nil      $   (0.04)
                                                    ===        =========               ===      =========

Weighted-average number of shares
   of common stock outstanding                  624,600          601,246           624,600        603,700
                                             ==========        =========        ==========      =========


The accompanying notes are an integral part of these financial  statements.

The financial information presented herein has been prepared by management without audit by independent certified public accountants.



                       The Great American Golf Works, Inc.
                            Statements of Cash Flows
                  Nine months ended September 30, 1991 and 1990

                                   (Unaudited)

                                                                                 Nine months     Nine months
                                                                                    ended          ended
                                                                                September 30,   September 30,
                                                                                    1991            1990
                                                                                -------------   -------------

Cash Flows from Operating Activities
   Net Loss                                                                      $    --          $(24,000)
   Adjustments to reconcile net income to net cash
      provided by operating activities
         Amortization of organization costs                                           --             1,000
         Increase (decrease) in current liabilities of discontinued operations        --            (4,335)
                                                                                 ---------        --------

Net cash used in operating activities                                                 --           (27,335)
                                                                                 ---------        --------


Cash Flows from Investing Activities                                                  --              --
                                                                                 ---------        --------


Cash Flows from Financing Activities
   Cash received on exercise of warrants                                              --            23,000
                                                                                 ---------        --------

Increase (Decrease) in Cash and Cash Equivalents                                      --            (4,335)

Cash and cash equivalents at beginning of period                                      --             4,335
                                                                                 ---------        --------

Cash and cash equivalents at end of period                                       $    --          $   --
                                                                                 =========        ========

Supplemental Disclosures of Interest and Income Taxes Paid
   Interest paid during the period                                               $    --          $   --
                                                                                 =========        ========
   Income taxes paid (refunded)                                                  $    --          $   --
                                                                                 =========        ========




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

4. Loss per share

      Basic  earnings  (loss) per share is computed  by dividing  the net income
      (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of September 30, 1991 and 1990, the Company's outstanding warrants were not dilutive due to the Company's net operating loss positions.


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

                                             The Great American Golf Works, Inc.


September    17   , 1999                                /s/ Kevin B. Halter, Jr.
          --------                         -------------------------------------
                                                            Kevin B. Halter, Jr.
                                                          President and Director