Form 10KSB
period 1991-12-31
GREAT AMERICAN GOLF WORKS INC
filed 1999-10-01
CIK 859182

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

                   [ X ] ANNUAL REPORT PURSUANT TO SECTION 13
                         OF THE SECURITIES EXCHANGE ACT
                   For the Fiscal Year Ended December 31, 1991


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

         The company is considered in the development stage and, as such, has generated no significant operating revenues and had incurred cumulative operating losses of approximately $28,585 as of December 31, 1990. No additional losses have been incurred.

         It is the intention of the management to bring its SEC periodic reporting to date in order that the Company might be potentially attractive to a private business that has interest in becoming a publicly-held company, without the expense and time delay involved in distributing its securities to the public.

Proposed Business

         The Company intends to locate and combine with an existing, privately-held company, which is profitable, or, in management's view, has growth potential, irrespective of the industry in which it is engaged. However, the Company does not intend to combine with a private company, which may be deemed to be an investment company subject to the Investment Company Act of 1940. A combination may be structured as a merger, consolidation, exchange of the Company's common stock for stock or assets or any other form which will result in the combined enterprise's becoming a publicly-held corporation.

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

         If the Company's management pursues one or more combination opportunities beyond the preliminary negotiations stage and those negotiations are subsequently terminated, it is foreseeable that such efforts will exhaust the Company's ability to continue to seek such combination opportunities before any successful combination can be consummated. In that event, the Company's common stock will become worthless and holders of the Company's common stock will receive a nominal distribution, if any, upon the Company's liquidation and dissolution.


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

         The Company's independent auditor, S.W. Hatfield, CPA expressed, in its opinion on the Company's audited financial statements, substantial doubt about the Company's ability to continue as a going concern. Reference is made to the financial statements of the Company included elsewhere herein, and, specifically, to the Independent Auditor's Report and Note A in the financial statements of the Company.

Plan of Business

         General. The Company intends to locate and combine with an existing, privately-held company, which is profitable or, in management's view, has growth potential, irrespective of the industry in which it is engaged. However, the Company does not intend to combine with a private company, which may be deemed to be an investment company subject to the Investment Company Act of 1940. A combination may be structured as a merger, consolidation, exchange of the Company's common stock for stock or assets or any other form which will result in the combined enterprise's becoming a publicly-held corporation.

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

         If the Company's management pursues one or more combination opportunities beyond the preliminary negotiations stage and those negotiations are subsequently terminated, it is foreseeable that such efforts will exhaust the Company's ability to continue to seek such combination opportunities before any successful combination can be consummated. In that event, the Company's common stock will become worthless and holders of the Company's common stock will receive a nominal distribution, if any, upon the Company's liquidation and dissolution.

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

Item 12. Certain Relationships and Related Transactions.

         The Company's President, Kevin B. Halter, Jr., has agreed to provide funds to the Company sufficient to cover the Company expenses relating to its SEC periodic reporting and other minor corporate expenses.

Item 13. Exhibits and Reports on Form 8-K.

Exhibits

           None.

Reports on Form 8-K

         No Current Report on Form 8-K was filed during the year ended December 31, 1990. The Company intends to file a Current Report on Form 8-K with respect to a change in the Company's independent auditor in the near future.





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

                           December 31, 1991 and 1990





















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

                       THE GREAT AMERICAN GOLF WORKS, INC.

                                    CONTENTS



                                                                        Page
                                                                        ----

Report of Independent Certified Public Accountants                       F-3

Financial Statements

   Balance Sheets as of December 31, 1991 and 1990                       F-4

   Statements of Operations
     for the years ended December 31, 1991 and 1990                      F-5

   Statement of Changes in Shareholders' Equity
     for the years ended December 31, 1991 and 1990                      F-6

   Statements of Cash Flows
     for the years ended December 31, 1991 and 1990                      F-7

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


               Report of Independent Certified Public Accountants
               --------------------------------------------------


Board of Directors and Shareholders
The Great American Golf Works, Inc.

We have audited the accompanying balance sheets of The Great American Golf Works, Inc. (a Delaware corporation) as of December 31, 1991 and 1990 and the related statements of operations, changes in shareholders' equity and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Great American Golf Works, Inc. as of December 31, 1991 and 1990, and the results of its operations and its cash flows for each of the years then ended, in conformity with generally accepted accounting principles.

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
214-342-9635 (voice)                                       (fax) 214-342-9601
800-244-0639                                                   SWHCPA@aol.com

                       The Great American Golf Works, Inc.
                                 Balance Sheets
                           December 31, 1991 and 1990



                                                             1991       1990
                                                           ---------  ---------
Assets
   Cash in bank                                            $      --  $      --
                                                           =========  =========


Liabilities                                                $      --  $      --
                                                           ---------  ---------


Commitments and Contingencies


Shareholders' Equity
   Common stock - $0.0005 par value
     2,000,000 shares authorized
     624,000 shares issued and outstanding, respectively         312        312
   Additional paid-in capital                                128,788    128,788
   Accumulated deficit                                      (129,100)  (129,100)
                                                           ---------  ---------

       Total shareholders' equity                                 --         --
                                                           ---------  ---------

Total Liabilities and Shareholders' Equity                 $      --  $      --
                                                           =========  =========












The accompanying notes are an integral part of these financial statements.
                                                                             F-4

                       The Great American Golf Works, Inc.
                            Statements of Operations
                     Years ended December 31, 1991 and 1990



                                                           1991        1990
                                                         ---------   ---------

Revenues                                                 $      --   $      --
                                                         ---------   ---------

Expenses                                                        --          --
                                                         ---------   ---------

Loss before discontinued operations                             --          --

Discontinued operations
   Loss from start-up operations of entertainment
     facilities, net of income taxes of $-0- and $-0-,
     respectively                                               --    (123,000)
   Income on disposition of assets related to
     entertainment facilities, net of income
     taxes of $-0- and $-0-, respectively                       --      94,415
                                                         ---------   ---------

Net Loss                                                 $      --   $ (28,585)
                                                         =========   =========

Loss per weighted-average share
   of common stock outstanding                                 nil   $   (0.05)
                                                               ===   =========

Weighted-average number of shares
   of common stock outstanding                             624,600     603,352
                                                         =========   =========












The accompanying notes are an integral part of these financial statements.
                                                                             F-5



                       The Great American Golf Works, Inc.
                  Statement of Changes in Shareholders' Equity
                     Years ended December 31, 1991 and 1990




                                             Common Stock          Additional
                                             ------------           paid-in     Accumulated
                                         Shares        Amount       capital       deficit        Total
                                      -----------   -----------   -----------   -----------   -----------
Balances at January 1, 1990               600,000   $       300   $     5,800   $  (100,515)  $   (92,194)

Sale of common stock upon
   exercise of outstanding warrants        24,600            12       122,988            --       123,000

Net loss for the year                          --            --            --       (28,585)      (28,585)
                                      -----------   -----------   -----------   -----------   -----------

Balances at December 31, 1990             624,600           312       128,788      (129,100)           --

Net loss for the year                          --            --            --            --            --
                                      -----------   -----------   -----------   -----------   -----------

Balances at December 31, 1991             624,600   $       312   $   128,788   $  (129,100)  $        --
                                      ===========   ===========   ===========   ===========   ===========













The accompanying notes are an integral part of these financial statements.
                                                                             F-6

                       The Great American Golf Works, Inc.
                            Statements of Cash Flows
                     Years ended December 31, 1991 and 1990



                                                             1991       1990
                                                           ---------  ---------
Cash Flows from Operating Activities
   Net loss for the period                                 $      --  $ (28,585)
   Adjustments to reconcile net loss to
     net cash provided by operating activities
       Amortization of organization costs                         --      1,000
       (Increase) Decrease in
         Other assets of discontinued operations                  --     86,859
       Increase (Decrease) in
         Current liabilities of discontinued operations           --   (144,138)
         Long-term liabilities of discontinued operations         --    (42,471)
                                                           ---------  ---------

Net cash used in operating activities                             --   (127,335)
                                                           ---------  ---------


Cash Flows from Investing Activities                              --         --
                                                           ---------  ---------


Cash Flows from Financing Activities
     Initial sale of common stock                                 --         --
     Sale of common stock from exercise of warrants               --    123,000
                                                           ---------  ---------

Net cash provided by financing activities                         --    123,000
                                                           ---------  ---------

Increase (Decrease) in Cash                                       --     (4,335)

Cash at beginning of period                                       --      4,335
                                                           ---------  ---------

Cash at end of period                                      $      --  $      --
                                                           =========  =========

Supplemental Disclosure of Interest and Income Taxes Paid
     Interest paid for the period                          $      --  $      --
                                                           =========  =========
     Income taxes paid for the period                      $      --  $      --
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

4.   Loss per share
     --------------
     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of December 31, 1991 and 1990, the Company's outstanding warrants were not dilutive due to the Company's net operating loss positions.


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