Form 10QSB
period 1992-09-30
GREAT AMERICAN GOLF WORKS INC
filed 1999-10-01
CIK 859182

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

--------------------------------------------------------------------------------


(Mark one)
    XX       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
--------     EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 1992

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

                       The Great American Golf Works, Inc.

              Form 10-QSB for the Quarter ended September 30, 1992

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



Part 1 - Item 1 - Financial Statements

                       The Great American Golf Works, Inc.
                                 Balance Sheets
                           September 30, 1992 and 1991

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

Commitments and contingencies

Shareholders' Equity Common stock - $0.0005 par value
      2,000,000 shares authorized
      624,600 and 604,600 shares issued
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


                       The Great American Golf Works, Inc.
                            Statements of Operations
             Nine and Three months ended September 30, 1992 and 1991

                                   (Unaudited)

                                         Nine months     Nine months      Three months    Three months
                                           ended             ended            ended          ended
                                        September 30,   September 30,    September 30,   September 30,
                                           1992            1991             1992            1991
                                       --------------   --------------  --------------  --------------


Revenues                               $     --          $     --         $     --         $   --

Expenses                                     --                --               --             --
                                       ----------        ----------       ----------       --------

Net Loss                               $     --          $     --         $     --         $   --
                                       ==========        ==========       ----------       --------

Loss per weighted-average
   share of common stock outstanding          nil               nil              nil            nil

Weighted-average number of shares
   of common stock outstanding            624,600           624,600          624,600        624,600
                                       ==========        ==========       ==========       ========



The accompanying notes are an integral part of these financial  statements.
The financial information presented herein has been prepared by management without audit by independent certified public accountants.



                       The Great American Golf Works, Inc.
                            Statements of Cash Flows
                  Nine months ended September 30, 1992 and 1991

                                   (Unaudited)

                                                              Nine months     Nine months
                                                                 ended           ended
                                                             September 30,   September 30,
                                                                 1992            1991
                                                             -------------   -------------

Cash Flows from Operating Activities
   Net Loss                                                  $     --         $     --
   Adjustments to reconcile net income to net cash
      provided by operating activities                             --               --
                                                             ----------       ----------

Net cash used in operating activities                              --               --
                                                             ----------       ----------


Cash Flows from Investing Activities                               --               --
                                                             ----------       ----------


Cash Flows from Financing Activities
   Cash received on exercise of warrants                           --               --
                                                             ----------       ----------

Increase (Decrease) in Cash and Cash Equivalents                   --               --

Cash and cash equivalents at beginning of period                   --               --
                                                             ----------       ----------

Cash and cash equivalents at end of period                   $     --         $     --
                                                             ==========       ==========

Supplemental Disclosures of Interest and Income Taxes Paid
   Interest paid during the period                           $     --         $     --
                                                             ==========       ==========
   Income taxes paid (refunded)                              $     --         $     --
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

4. Loss per share

      Basic  earnings  (loss) per share is computed  by dividing  the net income
      (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of September 30, 1992 and 1991, the Company's outstanding warrants were not dilutive due to the Company's net operating loss positions.


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