Form 10QSB
period 1994-03-31
GREAT AMERICAN GOLF WORKS INC
filed 1999-10-01
CIK 859182

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

--------------------------------------------------------------------------------


(Mark one)
    XX      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
---------   EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 1994

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

                       The Great American Golf Works, Inc.

                Form 10-QSB for the Quarter ended March 31, 1994

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




Part 1 - Item 1 - Financial Statements

                       The Great American Golf Works, Inc.
                                 Balance Sheets
                             March 31, 1994 and 1993

                                   (Unaudited)

                                                                       1994         1993
                                                                    ---------    ---------

                                     Assets
Assets
   Cash on hand and in bank                                         $    --      $    --
   Other assets of discontinued operations                               --           --
                                                                    ---------    ---------

Total Assets                                                        $    --      $    --
                                                                    =========    =========


                      Liabilities and Shareholders' Equity

 Liabilities
   Current liabilities of discontinued operations                   $    --      $    --
   Other liabilities of discontinued operations                          --           --
                                                                    ---------    ---------

      Total liabilities                                                  --           --
                                                                    ---------    ---------

Commitments and contingencies

Shareholders' Equity Common stock - $0.0005 par value
      2,000,000 shares authorized
      624,600   shares issued and outstanding, respectively               312          312
   Additional paid-in capital                                         128,788      128,788
   Accumulated deficit                                               (129,100)    (129,100)
                                                                    ---------    ---------
      Total shareholders' equity                                         --           --
                                                                    ---------    ---------

Total Liabilities and Shareholders' Equity                          $    --      $    --
                                                                    =========    =========



The accompanying notes are an integral part of these financial  statements.
The financial information presented herein has been prepared by management without audit by independent certified public accountants.

                       The Great American Golf Works, Inc.
                            Statements of Operations
                   Three months ended March 31, 1994 and 1993

                                   (Unaudited)

                                                   Three months Three months
                                                       ended       ended
                                                     March 31,    March 31,
                                                       1994         1993
                                                   ----------     ---------

Revenues                                           $     --        $   --

Expenses                                                 --            --
                                                   ----------      --------

Net Loss                                           $     --        $   --
                                                   ----------      --------

Loss per weighted-average
   share of common stock outstanding               nil                  nil

Weighted-average number of shares
   of common stock outstanding                        624,600       624,600
                                                   ==========      ========


The accompanying notes are an integral part of these financial  statements.
The financial information presented herein has been prepared by management without audit by independent certified public accountants.



                       The Great American Golf Works, Inc.
                            Statements of Cash Flows
                   Three months ended March 31, 1994 and 1993

                                   (Unaudited)

                                                             Three months    Three months
                                                                 ended          ended
                                                               March 31,      March 31,
                                                                 1994           1993
                                                             ----------      ----------

Cash Flows from Operating Activities
   Net Loss                                                  $     --        $     --
   Adjustments to reconcile net income to net cash
      provided by operating activities                             --              --
                                                             ----------      ----------

Net cash used in operating activities                              --              --
                                                             ----------      ----------


Cash Flows from Investing Activities                               --              --
                                                             ----------      ----------


Cash Flows from Financing Activities                               --              --
                                                             ----------      ----------

Increase (Decrease) in Cash and Cash Equivalents                   --              --

Cash and cash equivalents at beginning of period                   --              --
                                                             ----------      ----------

Cash and cash equivalents at end of period                   $     --        $     --
                                                             ==========      ==========

Supplemental Disclosures of Interest and Income Taxes Paid
   Interest paid during the period                           $     --        $     --
                                                             ==========      ==========
   Income taxes paid (refunded)                              $     --        $     --
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

4. Loss per share
   --------------

      Basic  earnings  (loss) per share is computed  by dividing  the net income
      (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of March 31, 1994 and 1993, the Company's outstanding warrants were not dilutive due to the Company's net operating loss positions.


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