Form 10QSB
period 1994-06-30
GREAT AMERICAN GOLF WORKS INC
filed 1999-10-01
CIK 859182

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

--------------------------------------------------------------------------------


(Mark one)
   XX       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
---------   EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 1994

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

                       The Great American Golf Works, Inc.

                 Form 10-QSB for the Quarter ended June 30, 1994

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



Part 1 - Item 1 - Financial Statements

                       The Great American Golf Works, Inc.
                                 Balance Sheets
                             June 30, 1994 and 1993

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



                       The Great American Golf Works, Inc.
                            Statements of Operations
                Six and Three months ended June 30, 1994 and 1993

                                   (Unaudited)

                                        Six months   Six months   Three months  Three months
                                          ended        ended        ended         ended
                                         June 30,     June 30,     June 30,      June 30,
                                           1994         1993         1994          1993
                                       -----------  -----------   ------------  ------------

Revenues                               $     --     $     --      $     --       $   --

Expenses                                     --           --            --           --
                                       ----------   ----------    ----------     --------

Net Loss                               $     --     $     --      $     --       $   --
                                       ==========   ----------    ----------     --------

Loss per weighted-average
   share of common stock outstanding          nil          nil           nil          nil
                                              ===          ===           ===          ===
Weighted-average number of shares
   of common stock outstanding            624,600      624,600       624,600      624,600
                                       ==========   ==========    ==========     ========



The accompanying notes are an integral part of these financial  statements.
The financial information presented herein has been prepared by management without audit by independent certified public accountants.



                       The Great American Golf Works, Inc.
                            Statements of Cash Flows
                     Six months ended June 30, 1994 and 1993

                                   (Unaudited)

                                                             Six months   Six months
                                                                ended        ended
                                                              June 30,     June 30,
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

On May 14, 1990, pursuant to the terms of the merger agreement, C Square, Inc. received and distributed 90,000 shares of common stock, 135,000 Class A
Warrants, exercisable at $5.00 per share, and 135,000 Class B Warrants, exercisable at $10.00 per share, to C Square, Inc.'s shareholders pursuant to a Registration Statement filed with the U. S. Securities and Exchange Commission. The Class A and Class B Warrants were exercisable for periods of 36 months and 48 months, respectively, commencing on June 3, 1990. A total of 24,600 Class A warrants were exercised during 1990 for gross proceeds of $123,000 to the Company. No other Warrants were exercised and all remaining outstanding warrants expired in 1994 and 1994, respectively.

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