Form 10QSB
period 1995-03-31
GREAT AMERICAN GOLF WORKS INC
filed 1999-10-01
CIK 859182

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

--------------------------------------------------------------------------------


(Mark one)
    XX        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
----------    EXCHANGE ACT OF 1934

                      For the quarterly period ended March 31, 1995

              TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF
----------    1934

                      For the transition period from ____________ to ___________

--------------------------------------------------------------------------------


                        Commission File Number: 33-32966
                                                --------

                       The Great American Golf Works, Inc.
        (Exact name of small business issuer as specified in its charter)

           Delaware                                             22-2999829
  ------------------------                              ------------------------
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


--------------------------------------------------------------------------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   YES     NO  X
                                                                ---    ---

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: September 17, 1999: 624,600
                                          ---------------------------

Transitional Small Business Disclosure Format (check one):  YES     NO  X
                                                                ---    ---

                       The Great American Golf Works, Inc.

                Form 10-QSB for the Quarter ended March 31, 1995

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




Part 1 - Item 1 - Financial Statements

                       The Great American Golf Works, Inc.
                                 Balance Sheets
                             March 31, 1995 and 1994

                                   (Unaudited)

                                                                     1995         1994
                                                                   ---------    ---------
                                     Assets
                                     ------
Assets
   Cash on hand and in bank                                        $      --    $      --
   Other assets of discontinued operations                                --           --
                                                                   ---------    ---------

Total Assets                                                       $      --    $      --
                                                                   =========    =========


                      Liabilities and Shareholders' Equity
                      ------------------------------------

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

                       The Great American Golf Works, Inc.
                            Statements of Operations
                   Three months ended March 31, 1995 and 1994

                                   (Unaudited)

                                       Three months  Three months
                                           ended         ended
                                         March 31,     March 31,
                                            1995          1994
                                       ------------  ------------

Revenues                               $         --  $         --

Expenses                                         --            --
                                       ------------  ------------

Net Loss                               $         --  $         --
                                       ------------  ------------

Loss per weighted-average
   share of common stock outstanding            nil           nil
                                                ===           ===

Weighted-average number of shares
   of common stock outstanding              624,600       624,600
                                       ============  ============











The accompanying notes are an integral part of these financial statements. The financial information presented herein has been prepared by management without audit by independent certified public accountants.
                                                                               4



                       The Great American Golf Works, Inc.
                            Statements of Cash Flows
                   Three months ended March 31, 1995 and 1994

                                   (Unaudited)

                                                             Three months  Three months
                                                                 ended         ended
                                                               March 31,     March 31,
                                                                  1995          1994
                                                             ------------  ------------
Cash Flows from Operating Activities
   Net Loss                                                  $         --  $         --
   Adjustments to reconcile net income to net cash
      provided by operating activities                                 --            --
                                                             ------------  ------------

Net cash used in operating activities                                  --            --
                                                             ------------  ------------


Cash Flows from Investing Activities                                   --            --
                                                             ------------  ------------


Cash Flows from Financing Activities                                   --            --
                                                             ------------  ------------

Increase (Decrease) in Cash and Cash Equivalents                       --            --

Cash and cash equivalents at beginning of period                       --            --
                                                             ------------  ------------

Cash and cash equivalents at end of period                   $         --  $         --
                                                             ============  ============

Supplemental Disclosures of Interest and Income Taxes Paid
   Interest paid during the period                           $         --  $         --
                                                             ============  ============
   Income taxes paid (refunded)                              $         --  $         --
                                                             ============  ============






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

4. Loss per share
   --------------
      Basic  earnings  (loss) per share is computed  by dividing  the net income
      (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. The Company's outstanding warrants as of March 31, 1994 were not dilutive due to the Company's net operating loss positions.


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

                                             The Great American Golf Works, Inc.


September 17, 1999                            /s/ Kevin B. Halter, Jr.
         ----                                -----------------------------------
                                                  Kevin B. Halter, Jr.
                                                  President and Director