Form 10QSB
period 1995-09-30
GREAT AMERICAN GOLF WORKS INC
filed 1999-10-01
CIK 859182

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

--------------------------------------------------------------------------------


(Mark one)
    XX        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
----------    EXCHANGE ACT OF 1934

                      For the quarterly period ended September 30, 1995

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


--------------------------------------------------------------------------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   YES     NO  X
                                                                ---    ---

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: September 17, 1999: 624,600
                                          ---------------------------

Transitional Small Business Disclosure Format (check one):  YES     NO  X
                                                                ---    ---

                       The Great American Golf Works, Inc.

              Form 10-QSB for the Quarter ended September 30, 1995

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

Part 1 - Item 1 - Financial Statements

                       The Great American Golf Works, Inc.
                                 Balance Sheets
                           September 30, 1995 and 1994

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



                       The Great American Golf Works, Inc.
                            Statements of Operations
             Nine and Three months ended September 30, 1995 and 1994

                                   (Unaudited)

                                        Nine months    Nine months   Three months   Three months
                                           ended          ended          ended          ended
                                       September 30,  September 30,  September 30,  September 30,
                                             1995           1994           1995           1994
                                       -------------  -------------  -------------  -------------
Revenues                               $          --  $          --  $          --  $          --

Expenses                                          --             --             --             --
                                       -------------  -------------  -------------  -------------


Net Loss                               $          --  $          --  $          --  $          --
                                       =============  =============  -------------  -------------

Loss per weighted-average
   share of common stock outstanding             nil            nil            nil            nil
                                                 ===            ===            ===            ===

Weighted-average number of shares
   of common stock outstanding               624,600        624,600        624,600        624,600
                                       =============  =============  =============  =============









The accompanying notes are an integral part of these financial statements. The financial information presented herein has been prepared by management without audit by independent certified public accountants.
                                                                               4



                       The Great American Golf Works, Inc.
                            Statements of Cash Flows
                  Nine months ended September 30, 1995 and 1994

                                   (Unaudited)

                                                              Nine months    Nine months
                                                                 ended          ended
                                                             September 30,  September 30,
                                                                   1995           1994
                                                             -------------  -------------
Cash Flows from Operating Activities
   Net Loss                                                  $          --  $          --
   Adjustments to reconcile net income to net cash
      provided by operating activities                                  --             --
                                                             -------------  -------------

Net cash used in operating activities                                   --             --
                                                             -------------  -------------


Cash Flows from Investing Activities                                    --             --
                                                             -------------  -------------


Cash Flows from Financing Activities
   Cash received on exercise of warrants                                --             --
                                                             -------------  -------------

Increase (Decrease) in Cash and Cash Equivalents                        --             --

Cash and cash equivalents at beginning of period                        --             --
                                                             -------------  -------------

Cash and cash equivalents at end of period                   $          --  $          --
                                                             =============  =============

Supplemental Disclosures of Interest and Income Taxes Paid
   Interest paid during the period                           $          --  $          --
                                                             =============  =============
   Income taxes paid (refunded)                              $          --  $          --
                                                             =============  =============









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