Form 10KSB
period 1995-12-31
GREAT AMERICAN GOLF WORKS INC
filed 1999-10-01
CIK 859182

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

                   [ X ] ANNUAL REPORT PURSUANT TO SECTION 13
                         OF THE SECURITIES EXCHANGE ACT
                   For the Fiscal Year Ended December 31, 1995


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

         No matters were submitted to securities holders during the year ended December 31, 1995.

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


Item 7.  Financial Statements.


                                                                            Page
 Report of Independent Certified Public Accountants                          F-3

 Balance Sheets as of December 31, 1995 and 1994                             F-4

 Statement of Operations                                                     F-5
 for the years ended December 31, 1995 and 1994

 Statement of Changes in Shareholders' Equity                                F-6
 for the years ended December 31, 1995 and 1994

 Statement of Cash Flows                                                     F-7
 for the Years ended December 31, 1995 and 1994

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


Name                         Position                                  Age
Kevin B. Halter, Jr.         President and Director                    38
Kevin B. Halter              Vice President and Director               63

         Set forth below is a description of the background of the President and director of the Company.

         Kevin B. Halter, Jr. currently serves as President and Director of the Company. Mr. Halter has served as Vice President, Secretary and a director of Millennia, Inc. since January 1994. He is also President of Securities Transfer Corporation, a registered stock transfer company, a position he has held since 1987. Mr. Halter has served as Vice President and Secretary of Halter Capital Corporation since 1987. Mr. Halter has also served as a Director of Digital Communications Technology Corporation since January 1994. Mr. Halter is the son of Kevin B. Halter.

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


Name and Address                 Number of Shares    Percentage of Ownership (1)
Halter Capital Corporation*         329,300                   52.7%
16910 Dallas Parkway,
Suite 100
Dallas, TX 75248

*    Halter Capital  Corporation is 100% owned by Kevin B. Halter, Jr. and Kevin
     B. Halter, who are the only Directors and Officers of the Company. This corporation and both Messrs. Halter are affiliates of the Company, as that term is defined by the Securities Act of 1933.

Item 12.  Certain Relationships and Related Transactions.

         The Company's President, Kevin B. Halter, Jr., has agreed to provide funds to the Company sufficient to cover the Company expenses relating to its SEC periodic reporting and other minor corporate expenses.

Item 13.  Exhibits and Reports on Form 8-K.

          Exhibits

          None.

          Reports on Form 8-K

         No Current Report on Form 8-K was filed during the year ended December 31, 1995. The Company intends to file a Current Report on Form 8-K with respect to a change in the Company's independent auditor in the near future.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 30, 1999

The Great American Golf Works, Inc.


By: /s/ Kevin B. Halter, Jr.
    ------------------------
        Kevin B. Halter, Jr.
        President



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.





 /s/ Kevin B. Halter, Jr.                          September 30, 1999
 ------------------------
     Kevin B. Halter, Jr.
     President and Director


 /s/ Kevin B. Halter, Jr.                          September 30, 1999
 ------------------------
     Kevin B. Halter
     Vice President and Director

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

                           December 31, 1995 and 1994




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

                       THE GREAT AMERICAN GOLF WORKS, INC.

                                    CONTENTS



                                                                            Page

Report of Independent Certified Public Accountants                           F-3

Financial Statements

   Balance Sheets as of December 31, 1995 and 1994                           F-4

   Statements of Operations
     for the years ended December 31, 1995 and 1994                          F-5

   Statement of Changes in Shareholders' Equity
     for the years ended December 31, 1995 and 1994                          F-6

   Statements of Cash Flows
     for the years ended December 31, 1995 and 1994                          F-7

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


               Report of Independent Certified Public Accountants


Board of Directors and Shareholders
The Great American Golf Works, Inc.

We have audited the accompanying balance sheets of The Great American Golf Works, Inc. (a Delaware corporation) as of December 31, 1995 and 1994 and the related statements of operations, changes in shareholders' equity and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Great American Golf Works, Inc. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the years then ended, in conformity with generally accepted accounting principles.

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



                                                      S. W. HATFIELD, CPA
Dallas, Texas
September 16, 1999

                      Use our past to assist your future sm

P. O. Box 820395                               9002 Green Oaks Circle, 2nd Floor
Dallas, Texas  75382-0395                               Dallas, Texas 75243-7212
214-342-9635 (voice)                                          (fax) 214-342-9601
800-244-0639                                                      SWHCPA@aol.com
                                       F-3



                       The Great American Golf Works, Inc.
                                 Balance Sheets
                           December 31, 1995 and 1994



                                                             1995        1994
                                                           ---------    ---------

Assets
   Cash in bank                                            $    --      $    --
                                                           =========    =========


Liabilities                                                $    --      $    --
                                                           ---------    ---------


Commitments and Contingencies


Shareholders' Equity Common stock - $0.0005 par value
     2,000,000 shares authorized
     624,000 shares issued and outstanding, respectively         312          312
   Additional paid-in capital                                128,788      128,788
   Accumulated deficit                                      (129,100)    (129,100)
                                                           ---------    ---------

       Total shareholders' equity                               --           --
                                                           ---------    ---------

Total Liabilities and Shareholders' Equity                 $    --      $    --
                                                           =========    =========




The accompanying notes are an integral part of these financial statements.

                       The Great American Golf Works, Inc.
                            Statements of Operations
                     Years ended December 31, 1995 and 1994



                                                      1995      1994
                                                    --------   --------

Revenues                                            $   --     $   --
                                                    --------   --------

Expenses                                                --         --
                                                    --------   --------

Net Loss                                            $   --     $   --
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


                       The Great American Golf Works, Inc.
                  Statement of Changes in Shareholders' Equity
                     Years ended December 31, 1995 and 1994



                                                         Additional
                                    Common Stock          paid-in   Accumulated
                                  Shares     Amount       capital     deficit     Total
                                ---------   ---------   ---------   ---------    ---------

Balances at January 1, 1994       624,600   $     312   $ 128,988   $(129,100)   $    --

Net loss for the year                --          --          --          --           --
                                ---------   ---------   ---------   ---------    ---------

Balances at December 31, 1994     624,600         312     128,788    (129,100)        --

Net loss for the year                --          --          --          --           --
                                ---------   ---------   ---------   ---------    ---------

Balances at December 31, 1995     624,600   $     312   $ 128,788   $(129,100)   $    --
                                =========   =========   =========   =========    =========



The accompanying notes are an integral part of these financial statements.



                       The Great American Golf Works, Inc.
                            Statements of Cash Flows
                     Years ended December 31, 1995 and 1994



                                                                    1995            1994
                                                            --------------   --------------

Cash Flows from Operating Activities
   Net loss for the period                                  $         --     $         --
   Adjustments to reconcile net loss to
     net cash provided by operating activities                        --               --
                                                            --------------   --------------

Net cash used in operating activities                                 --               --
                                                            --------------   --------------


Cash Flows from Investing Activities                                  --               --
                                                            --------------   --------------


Cash Flows from Financing Activities                                  --               --
                                                            --------------   --------------

Increase (Decrease) in Cash                                           --               --

Cash at beginning of period                                           --               --
                                                            --------------   --------------

Cash at end of period                                       $         --     $         --
                                                            ==============   ==============

Supplemental Disclosure of Interest and Income Taxes Paid
     Interest paid for the period                           $         --     $         --
                                                            ==============   ==============
     Income taxes paid for the period                       $         --     $         --
                                                            ==============   ==============


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

4.   Loss per share

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of December 31, 1995 and 1994, the Company has no outstanding warrants.


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