Form 10QSB
period 1996-03-31
GREAT AMERICAN GOLF WORKS INC
filed 1999-10-01
CIK 859182

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

--------------------------------------------------------------------------------


(Mark one)
    XX        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
----------    EXCHANGE ACT OF 1934

                      For the quarterly period ended March 31, 1996

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


--------------------------------------------------------------------------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   YES     NO  X
                                                                ---    ---

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: September 17, 1999: 624,600
                                          ---------------------------

Transitional Small Business Disclosure Format (check one):  YES     NO  X
                                                                ---    ---

                       The Great American Golf Works, Inc.

                Form 10-QSB for the Quarter ended March 31, 1996

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

Part 1 - Item 1 - Financial Statements

                       The Great American Golf Works, Inc.
                                 Balance Sheets
                             March 31, 1996 and 1995

                                   (Unaudited)

                                                             1996       1995
                                                           ---------  ---------
                                     Assets
                                     ------
Assets
   Cash on hand and in bank                                $      --  $      --
   Other assets of discontinued operations                        --         --
                                                           ---------  ---------

Total Assets                                               $      --  $      --
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

                       The Great American Golf Works, Inc.
                            Statements of Operations
                   Three months ended March 31, 1996 and 1995

                                   (Unaudited)

                                       Three months  Three months
                                           ended         ended
                                         March 31,     March 31,
                                            1996          1995
                                       ------------  ------------

Revenues                               $         --  $         --

Expenses                                         --            --
                                       ------------  ------------

Net Loss                               $         --  $         --
                                       ------------  ------------

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



                       The Great American Golf Works, Inc.
                            Statements of Cash Flows
                   Three months ended March 31, 1996 and 1995

                                   (Unaudited)

                                                             Three months  Three months
                                                                 ended         ended
                                                               March 31,     March 31,
                                                                  1996          1995
                                                             ------------  ------------
Cash Flows from Operating Activities
   Net Loss                                                  $         --  $         --
   Adjustments to reconcile net income to net cash
      provided by operating activities                                 --            --
                                                             ------------  ------------

Net cash used in operating activities                                  --            --
                                                             ------------  ------------


Cash Flows from Investing Activities                                   --            --
                                                             ------------  ------------


Cash Flows from Financing Activities                                   --            --
                                                             ------------  ------------

Increase (Decrease) in Cash and Cash Equivalents                       --            --

Cash and cash equivalents at beginning of period                       --            --
                                                             ------------  ------------

Cash and cash equivalents at end of period                   $         --  $         --
                                                             ============  ============

Supplemental Disclosures of Interest and Income Taxes Paid
   Interest paid during the period                           $         --  $         --
                                                             ============  ============
   Income taxes paid (refunded)                              $         --  $         --
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