Form 10QSB
period 1998-06-30
GREAT AMERICAN GOLF WORKS INC
filed 1999-10-01
CIK 859182

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

--------------------------------------------------------------------------------


(Mark one)
    XX        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
---------     EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 1998

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

                       The Great American Golf Works, Inc.

                 Form 10-QSB for the Quarter ended June 30, 1998

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



Part 1 - Item 1 - Financial Statements

                       The Great American Golf Works, Inc.
                                 Balance Sheets
                             June 30, 1998 and 1997

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



                       The Great American Golf Works, Inc.
                            Statements of Operations
                Six and Three months ended June 30, 1998 and 1997

                                   (Unaudited)

                                       Six months   Six months  Three months  Three months
                                          ended       ended         ended        ended
                                        June 30,     June 30,      June 30,     June 30,
                                           1998         1997         1998       1997
                                       ----------   ----------   -----------  -----------

Revenues                               $     --     $     --     $     --     $   --

Expenses                                     --           --           --         --
                                       ----------   ----------   ----------   --------

Net Loss                               $     --     $     --     $     --     $   --
                                       ==========   ----------   ----------   --------

Loss per weighted-average
   share of common stock outstanding          nil          nil          nil        nil
                                              ===          ===          ===        ===
Weighted-average number of shares
   of common stock outstanding            624,600      624,600      624,600    624,600
                                       ==========   ==========   ==========   ========


The accompanying notes are an integral part of these financial  statements.
The financial information presented herein has been prepared by management without audit by independent certified public accountants.



                       The Great American Golf Works, Inc.
                            Statements of Cash Flows
                     Six months ended June 30, 1998 and 1997

                                   (Unaudited)

                                                             Six months   Six months
                                                                ended        ended
                                                              June 30,     June 30,
                                                                1998         1997
                                                             ----------   ----------

Cash Flows from Operating Activities
   Net Loss                                                  $     --     $     --
   Adjustments to reconcile net income to net cash
      provided by operating activities                             --           --
                                                             ----------   ----------

Net cash used in operating activities                              --           --
                                                             ----------   ----------


Cash Flows from Investing Activities                               --           --
                                                             ----------   ----------


Cash Flows from Financing Activities                               --           --
                                                             ----------   ----------

Increase (Decrease) in Cash and Cash Equivalents                   --           --

Cash and cash equivalents at beginning of period                   --           --
                                                             ----------   ----------

Cash and cash equivalents at end of period                   $     --     $     --
                                                             ==========   ==========

Supplemental Disclosures of Interest and Income Taxes Paid
   Interest paid during the period                           $     --     $     --
                                                             ==========   ==========
   Income taxes paid (refunded)                              $     --     $     --
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