Form 10QSB
period 1998-09-30
GREAT AMERICAN GOLF WORKS INC
filed 1999-10-01
CIK 859182

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

--------------------------------------------------------------------------------


(Mark one)
    XX       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
--------     EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 1998

             TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

         For the transition period from ______________ to _____________

--------------------------------------------------------------------------------


                        Commission File Number: 33-32966
                                                --------
                       The Great American Golf Works, Inc.
        (Exact name of small business issuer as specified in its charter)

           Delaware                                          22-2999829
           --------                                          ----------
  (State of incorporation)                           (IRS Employer ID Number)

                16910 Dallas Parkway, Suite 100, Dallas TX 75248
                ------------------------------------------------
                    (Address of principal executive offices)

                                 (972) 248-1922
                                 ---------------
                           (Issuer's telephone number)

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

                       The Great American Golf Works, Inc.

              Form 10-QSB for the Quarter ended September 30, 1998

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



Part 1 - Item 1 - Financial Statements

                       The Great American Golf Works, Inc.
                                 Balance Sheets
                           September 30, 1998 and 1997

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


                       The Great American Golf Works, Inc.
                            Statements of Operations
             Nine and Three months ended September 30, 1998 and 1997

                                   (Unaudited)

                                       Nine months     Nine months     Three months    Three months
                                           ended           ended           ended           ended
                                       September 30,   September 30,   September 30,   September 30,
                                           1998            1997            1998            1997
                                       -------------   -------------   -------------   -------------

Revenues                               $     --         $     --        $     --        $   --

Expenses                                     --               --              --            --
                                       ----------       ----------      ----------      --------

Net Loss                               $     --         $     --        $     --        $   --
                                       ==========       ==========      ----------      --------

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


                       The Great American Golf Works, Inc.
                            Statements of Cash Flows
                  Nine months ended September 30, 1998 and 1997

                                   (Unaudited)

                                                             Nine months     Nine months
                                                                 ended           ended
                                                             September 30,   September 30,
                                                                 1998            1997
                                                             -------------    ------------

Cash Flows from Operating Activities
   Net Loss                                                  $     --         $     --
   Adjustments to reconcile net income to net cash
      provided by operating activities                             --               --
                                                             ----------       ----------

Net cash used in operating activities                              --               --
                                                             ----------       ----------


Cash Flows from Investing Activities                               --               --
                                                             ----------       ----------


Cash Flows from Financing Activities
   Cash received on exercise of warrants                           --               --
                                                             ----------       ----------

Increase (Decrease) in Cash and Cash Equivalents                   --               --

Cash and cash equivalents at beginning of period                   --               --
                                                             ----------       ----------

Cash and cash equivalents at end of period                   $     --         $     --
                                                             ==========       ==========

Supplemental Disclosures of Interest and Income Taxes Paid
   Interest paid during the period                           $     --         $     --
                                                             ==========       ==========
   Income taxes paid (refunded)                              $     --         $     --
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