Form 10KSB
period 1998-12-31
GREAT AMERICAN GOLF WORKS INC
filed 1999-10-01
CIK 859182

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

                   [ X ] ANNUAL REPORT PURSUANT TO SECTION 13
                         OF THE SECURITIES EXCHANGE ACT
                   For the Fiscal Year Ended December 31, 1998


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

                           December 31, 1998 and 1997




















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

                       THE GREAT AMERICAN GOLF WORKS, INC.

                                    CONTENTS



                                                                        Page
                                                                        ----

Report of Independent Certified Public Accountants                       F-3

Financial Statements

   Balance Sheets as of December 31, 1998 and 1997                       F-4

   Statements of Operations and Comprehensive Income
     for the years ended December 31, 1998 and 1997                      F-5

   Statement of Changes in Shareholders' Equity
     for the years ended December 31, 1998 and 1997                      F-6

   Statements of Cash Flows
     for the years ended December 31, 1998 and 1997                      F-7

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


               Report of Independent Certified Public Accountants
               --------------------------------------------------


Board of Directors and Shareholders
The Great American Golf Works, Inc.

We have audited the accompanying balance sheets of The Great American Golf Works, Inc. (a Delaware corporation) as of December 31, 1998 and 1997 and the related statements of operations and comprehensive income, changes in shareholders' equity and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Great American Golf Works, Inc. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the years then ended, in conformity with generally accepted accounting principles.

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
214-342-9635 (voice)                                       (fax) 214-342-9601
800-244-0639                                                   SWHCPA@aol.com

                       The Great American Golf Works, Inc.
                                 Balance Sheets
                           December 31, 1998 and 1997



                                                             1998       1997
                                                           ---------  ---------
Assets
   Cash in bank                                            $      --  $      --
                                                           =========  =========


Liabilities                                                $      --  $      --
                                                           ---------  ---------


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
                                                           =========  =========













The accompanying notes are an integral part of these financial statements.
                                                                            F-4

                       The Great American Golf Works, Inc.
                Statements of Operations and Comprehensive Income
                     Years ended December 31, 1998 and 1997



                                                         1998       1997
                                                        --------   --------

Revenues                                                $     --   $     --
                                                        --------   --------

Expenses                                                      --         --
                                                        --------   --------

Net Loss                                                      --         --

Other Comprehensive Income                                    --         --
                                                        --------   --------

Comprehensive Income                                    $     --   $     --
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
                                                        ========   ========















The accompanying notes are an integral part of these financial statements.
                                                                             F-5



                       The Great American Golf Works, Inc.
                  Statement of Changes in Shareholders' Equity
                     Years ended December 31, 1998 and 1997




                                       Common Stock          Additional
                                       ------------           paid-in     Accumulated
                                   Shares        Amount       capital       deficit        Total
                                -----------   -----------   -----------   -----------   -----------
Balances at January 1, 1997         624,600   $       312   $   128,988   $  (129,100)  $        --

Net loss for the year                    --            --            --            --            --
                                -----------   -----------   -----------   -----------   -----------

Balances at December 31, 1997       624,600           312       128,788      (129,100)           --

Net loss for the year                    --            --            --            --            --
                                -----------   -----------   -----------   -----------   -----------

Balances at December 31, 1998       624,600   $       312   $   128,788   $  (129,100)  $        --
                                ===========   ===========   ===========   ===========   ===========
















The accompanying notes are an integral part of these financial statements.
                                                                             F-6

                       The Great American Golf Works, Inc.
                            Statements of Cash Flows
                     Years ended December 31, 1998 and 1997



                                                             1998       1997
                                                            --------   --------
Cash Flows from Operating Activities
   Net loss for the period                                  $     --   $     --
   Adjustments to reconcile net loss to
     net cash provided by operating activities                    --         --
                                                            --------   --------

Net cash used in operating activities                             --         --
                                                            --------   --------


Cash Flows from Investing Activities                              --         --
                                                            --------   --------


Cash Flows from Financing Activities                              --         --
                                                            --------   --------

Increase (Decrease) in Cash                                       --         --

Cash at beginning of period                                       --         --
                                                            --------   --------

Cash at end of period                                       $     --   $     --
                                                            ========   ========

Supplemental Disclosure of Interest and Income Taxes Paid
     Interest paid for the period                           $     --   $     --
                                                            ========   ========
     Income taxes paid for the period                       $     --   $     --
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

4.   Loss per share
     --------------
     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of December 31, 1998 and 1997, the Company has no outstanding warrants.


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