Form 10QSB
period 1999-03-31
GREAT AMERICAN GOLF WORKS INC
filed 1999-10-01
CIK 859182

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

--------------------------------------------------------------------------------


(Mark one)
    XX       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
---------    EXCHANGE ACT OF 1934


                     For the quarterly period ended March 31, 1999

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

                       The Great American Golf Works, Inc.

                Form 10-QSB for the Quarter ended March 31, 1999

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



Part 1 - Item 1 - Financial Statements

                       The Great American Golf Works, Inc.
                                 Balance Sheets
                             March 31, 1999 and 1998

                                   (Unaudited)

                                                                        1999        1998
                                                                    ---------    ---------

                                     Assets
Assets
   Cash on hand and in bank                                         $    --      $    --
   Other assets of discontinued operations                               --           --
                                                                    ---------    ---------

Total Assets                                                        $    --      $    --
                                                                    =========    =========


                      Liabilities and Shareholders' Equity

 Liabilities
   Current liabilities of discontinued operations                   $    --      $    --
   Other liabilities of discontinued operations                          --           --
                                                                    ---------    ---------

      Total liabilities                                                  --           --
                                                                    ---------    ---------

Commitments and contingencies

Shareholders' Equity Common stock - $0.0005 par value
      2,000,000 shares authorized
      624,600   shares issued and outstanding, respectively               312          312
   Additional paid-in capital                                         128,788      128,788
   Accumulated deficit                                               (129,100)    (129,100)
                                                                    ---------    ---------
      Total shareholders' equity                                         --           --
                                                                    ---------    ---------

Total Liabilities and Shareholders' Equity                          $    --      $    --
                                                                    =========    =========



The accompanying notes are an integral part of these financial  statements.
The financial information presented herein has been prepared by management without audit by independent certified public accountants.

                       The Great American Golf Works, Inc.
                Statements of Operations and Comprehensive Income
                   Three months ended March 31, 1999 and 1998

                                   (Unaudited)

                                                 Three months    Three months
                                                    ended           ended
                                                  March 31,       March 31,
                                                     1999           1998
                                                 -----------      ------------
Revenues                                         $     --         $   --

Expenses                                               --             --
                                                 ----------       --------

Net Loss                                               --             --

Other Comprehensive Income                             --             --
                                                 ----------       --------

Comprehensive Income                             $     --         $   --
                                                 ----------       --------

Loss per weighted-average share
   of common stock outstanding,
   computed on Net Loss - basic
   and fully diluted                                    nil            nil
                                                 ==========       ========
Weighted-average number of shares
   of common stock outstanding                      624,600        624,600
                                                 ==========       ========


The accompanying notes are an integral part of these financial  statements.
The financial information presented herein has been prepared by management without audit by independent certified public accountants.


                       The Great American Golf Works, Inc.
                            Statements of Cash Flows
                   Three months ended March 31, 1999 and 1998

                                   (Unaudited)

                                                             Three months      Three months
                                                                 ended             ended
                                                               March 31,         March 31,
                                                                 1999              1998
                                                             -----------        -----------

Cash Flows from Operating Activities
   Net Loss                                                  $     --           $     --
   Adjustments to reconcile net income to net cash
      provided by operating activities                             --                 --
                                                             ----------         ----------

Net cash used in operating activities                              --                 --
                                                             ----------         ----------


Cash Flows from Investing Activities                               --                 --
                                                             ----------         ----------


Cash Flows from Financing Activities                               --                 --
                                                             ----------         ----------

Increase (Decrease) in Cash and Cash Equivalents                   --                 --

Cash and cash equivalents at beginning of period                   --                 --
                                                             ----------         ----------

Cash and cash equivalents at end of period                   $     --           $     --
                                                             ==========         ==========

Supplemental Disclosures of Interest and Income Taxes Paid
   Interest paid during the period                           $     --           $     --
                                                             ==========         ==========
   Income taxes paid (refunded)                              $     --           $     --
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