Form 10QSB
period 1999-06-30
GREAT AMERICAN GOLF WORKS INC
filed 1999-10-01
CIK 859182

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

--------------------------------------------------------------------------------


(Mark one)
   XX        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
-------      EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 1999

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

                       The Great American Golf Works, Inc.

                 Form 10-QSB for the Quarter ended June 30, 1999

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



Part 1 - Item 1 - Financial Statements

                       The Great American Golf Works, Inc.
                                 Balance Sheets
                             June 30, 1999 and 1998

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



                       The Great American Golf Works, Inc.
                            Statements of Operations
                Six and Three months ended June 30, 1999 and 1998

                                   (Unaudited)

                                       Six months    Six months  Three months   Three months
                                          ended         ended       ended          ended
                                        June 30,      June 30,     June 30,       June 30,
                                          1999          1998         1999           1998
                                       ----------   ----------   ------------   ------------

Revenues                               $     --     $     --       $     --       $   --

Expenses                                     --           --             --           --
                                       ----------   ----------     ----------     --------

Net Loss                               $     --     $     --       $     --       $   --
                                       ==========   ----------     ----------     --------

Loss per weighted-average
   share of common stock outstanding         nil          nil            nil           nil
                                             ===          ===            ===           ===
Weighted-average number of shares
   of common stock outstanding            624,600      624,600        624,600      624,600
                                       ==========   ==========     ==========     ========



The accompanying notes are an integral part of these financial  statements.
The financial information presented herein has been prepared by management without audit by independent certified public accountants.



                       The Great American Golf Works, Inc.
                            Statements of Cash Flows
                     Six months ended June 30, 1999 and 1998

                                   (Unaudited)

                                                              Six months  Six months
                                                                ended       ended
                                                               June 30,    June 30,
                                                                 1999        1998
                                                             ----------   ----------

Cash Flows from Operating Activities
   Net Loss                                                  $     --     $     --
   Adjustments to reconcile net income to net cash
      provided by operating activities                             --           --
                                                             ----------   ----------

Net cash used in operating activities                              --           --
                                                             ----------   ----------


Cash Flows from Investing Activities                               --           --
                                                             ----------   ----------


Cash Flows from Financing Activities                               --           --
                                                             ----------   ----------

Increase (Decrease) in Cash and Cash Equivalents                   --           --

Cash and cash equivalents at beginning of period                   --           --
                                                             ----------   ----------

Cash and cash equivalents at end of period                   $     --     $     --
                                                             ==========   ==========

Supplemental Disclosures of Interest and Income Taxes Paid
   Interest paid during the period                           $     --     $     --
                                                             ==========   ==========
   Income taxes paid (refunded)                              $     --     $     --
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