Form 10QSB
period 1999-09-30
GREAT AMERICAN GOLF WORKS INC
filed 1999-10-28
CIK 859182

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

--------------------------------------------------------------------------------


(Mark one)
   XX      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---------  ACT OF 1934


                For the quarterly period ended September 30, 1999

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

                                 (972) 248-1922
                             ---------------------
                           (Issuer's telephone number)


--------------------------------------------------------------------------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: October 25, 1999: 624,600
                                           -------------------------

Transitional Small Business Disclosure Format (check one):  YES  NO X

                       The Great American Golf Works, Inc.

              Form 10-QSB for the Quarter ended September 30, 1999

                                Table of Contents


                                                                           Page
                                                                           ----
Part I - Financial Information

  Item 1   Financial Statements                                              3

  Item 2   Management's Discussion and Analysis or Plan of Operation         9


Part II - Other Information

  Item 1   Legal Proceedings                                                10

  Item 2   Changes in Securities                                            10

  Item 3   Defaults Upon Senior Securities                                  10

  Item 4   Submission of Matters to a Vote of Security Holders              10

  Item 5   Other Information                                                10

  Item 6   Exhibits and Reports on Form 8-K                                 10


Signatures                                                                  10



Part 1 - Item 1 - Financial Statements

                       The Great American Golf Works, Inc.
                                 Balance Sheets
                           September 30, 1999 and 1998

                                   (Unaudited)

                                                                1999        1998
                                                             ---------    ---------
                                     Assets
                                     ------
Assets
   Cash on hand and in bank                                  $     120    $    --
   Marketable equity securities - held to maturity               7,270         --
                                                             ---------    ---------

Total Assets                                                 $   7,390    $    --
                                                             =========    =========


                      Liabilities and Shareholders' Equity
                      ------------------------------------

 Liabilities
   Accounts payable - trade                                  $   2,250    $    --
   Advances from controlling shareholder                        10,100         --
                                                             ---------    ---------

      Total liabilities                                         12,350         --
                                                             ---------    ---------

Commitments and contingencies

Shareholders' Equity Common stock - $0.0005 par value
      2,000,000 shares authorized
      624,600 shares issued and outstanding, respectively          312          312
   Additional paid-in capital                                  128,788      128,788
   Accumulated deficit                                        (134,060)    (129,100)
                                                             ---------    ---------

      Total shareholders' equity                                (4,960)        --
                                                             ---------    ---------

Total Liabilities and Shareholders' Equity                   $   7,390    $    --
                                                             =========    =========



The accompanying notes are an integral part of these financial  statements.
The financial information presented herein has been prepared by management without audit by independent certified public accountants.



                       The Great American Golf Works, Inc.
                Statements of Operations and Comprehensive Income
             Nine and Three months ended September 30, 1999 and 1998

                                   (Unaudited)

                                 Nine months     Nine months      Three months    Three months
                                    ended           ended             ended           ended
                                September 30,    September 30,    September30,    September 30,
                                    1999             1998             1999            1998
                                -------------    -------------    ------------    -------------

Revenues
   Consulting fees              $    --          $     --         $    --         $    --

Expenses
   General and administrative       2,230              --             2,230            --
                                ---------        ----------       ---------       ---------

Income from Operations             (2,230)             --            (2,230)           --

Provision for Income Taxes           --                --              --              --
                                ---------        ----------       ---------       ---------

Net Income                         (2,230)             --            (2,230)           --

Other comprehensive income           --                --              --              --
                                ---------        ----------       ---------       ---------

Comprehensive Income            $  (2,230)       $     --         $  (2,230)      $    --
                                =========        ----------       ---------       ---------

Loss per weighted-average
   share of common stock
   outstanding, calculated
   on Net Loss - basic and
   fully diluted                      nil               nil             nil             nil
                                      ===               ===             ===             ===

Weighted-average number
   of shares of common
   stock outstanding              624,600           624,600         624,600         624,600
                                =========        ==========       =========       =========



The accompanying notes are an integral part of these financial  statements.
The financial information presented herein has been prepared by management without audit by independent certified public accountants.



                       The Great American Golf Works, Inc.
                            Statements of Cash Flows
                  Nine months ended September 30, 1999 and 1998

                                   (Unaudited)

                                                                       Nine months   Nine months
                                                                          ended         ended
                                                                       September 30, September 30,
                                                                           1999          1998
                                                                       ------------- -------------

Cash Flows from Operating Activities
   Net Income                                                          $ (2,230)     $     --
   Adjustments to reconcile net income to net cash
      provided by operating activities
         Increase in accounts payable - trade                             2,250            --
                                                                       --------      ----------

Net cash provided by operating activities                                    20            --
                                                                       --------      ----------


Cash Flows from Investing Activities
   Purchase of marketable equity securities                             (10,000)           --
                                                                       --------      ----------

Net cash used in investing activities                                   (10,000)           --
                                                                       --------      ----------


Cash Flows from Financing Activities
   Advances from controlling shareholder                                 10,100            --
                                                                       --------      ----------

Net cash provided by financing activities                                10,100            --
                                                                       --------      ----------

Increase (Decrease) in Cash and Cash Equivalents                            120            --

Cash and cash equivalents at beginning of period                           --              --
                                                                       --------      ----------

Cash and cash equivalents at end of period                             $    120      $     --
                                                                       ========      ==========

Supplemental Disclosures of Interest and Income Taxes Paid
   Interest paid during the period                                     $   --        $     --
                                                                       ========      ==========
   Income taxes paid (refunded)                                        $   --        $     --
                                                                       ========      ==========

Supplemental Disclosure of Non-Cash Investing and Financing Activities
   Distribution of marketable equity securities to
      shareholders as property dividend                                $  2,730      $     --
                                                                       ========      ==========




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

During interim periods, the Company follows the accounting policies set forth in its Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 on Form 10-KSB filed with the Securities and Exchange Commission. The accompanying financial statements do not include all disclosures required by generally accepted accounting principles. Users of financial information provided for interim periods should refer to the annual financial information and footnotes contained in its Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 on Form 10-KSB when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the instructions for Form 10-QSB, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending December 31, 1999.

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

                       The Great American Golf Works, Inc.

Note B - Summary of Significant Accounting Policies

1. Cash and cash equivalents

      The Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

2. Marketable Securities

      Investments in the equity securities of other companies that have readily determinable fair values are classified, at the date of acquisition, into three categories and accounted for as follows:

         Available-for-Sale Securities - Equity securities not classified in either of the below categories are reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of shareholders' equity.

         Trading Securities - Equity securities that are bought and held principally for the purpose of selling them in the near term are reported at fair value. Unrealized gains and losses are included in earnings.

         Held-to-Maturity Securities - Equity securities that the Company has the positive intent and ability to hold to maturity are reported at amortized cost.

      Other investments that do not have a readily determinable fair value are recorded at amortized cost.

      For purposes of computing realized gains and losses, the specific identification method is used.

3. Organization costs

      Organization costs incurred with the initial formation of the Company were charged to operations in their entirety on January 12, 1990, concurrent with the above mentioned merger transaction.

4. Income taxes

      The Company files its own separate federal income tax return. Due to a change in control during 1999, pursuant to the provisions of the Internal Revenue Code, the Company has no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods.

5. Income per share

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

                       The Great American Golf Works, Inc.

Note C - Marketable Securities

During the third quarter of 1999, the Company purchased 10,000 shares of Origin Investment Group, Inc. pursuant to a Registration Statement Under The Securities Act of 1933 for $10,000 cash. The Company then distributed 27,300 of these shares to Company shareholders as a property dividend. Origin Investment Group, Inc. is in the process of obtaining regulatory approval for its securities to trade in an open market administered by the National Association of Securities Dealers (NASD). As of October 22, 1999, there is no quoted market for these securities. It is the intent of the Company to hold these securities in its portfolio for an indeterminable time and, accordingly, is carrying this investment at historical cost in the accompanying financial statements.

Marketable securities as of September 30, 1999 and 1998, respectively, consist entirely of equity securities and are summarized as follows:
                                                Available             Held to
September 30, 1999                              for sale    Trading   Maturity
------------------                              ------------------------------
   Aggregate fair value                          $    -     $    -    $7,720
   Gross unrealized holding gains                $    -     $    -    $    -
   Gross unrealized holding losses               $    -     $    -    $    -
   Amortized cost basis                          $    -     $    -    $7,720

September 30, 1998
------------------
   Aggregate fair value                          $    -     $    -    $    -
   Gross unrealized holding gains                $    -     $    -    $    -
   Gross unrealized holding losses               $    -     $    -    $    -
   Amortized cost basis                          $    -     $    -    $    -


Note D - Common Stock Transactions

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


Note E - Common Stock Warrants

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

(2)    Results of Operations, Liquidity and Capital Resources

During the third quarter of 1999, the Company received a non-interest bearing loan from its majority shareholder for the purpose of purchasing 10,000 shares of Origin Investment Group, Inc. pursuant to a Registration Statement Under The Securities Act of 1933 for $10,000 cash. The Company then distributed 27,300 of these shares to Company shareholders as a property dividend. Origin Investment Group, Inc. is in the process of obtaining regulatory approval for its securities to trade in an open market administered by the National Association of Securities Dealers (NASD). As of October 22, 1999, there is no quoted market for these securities. It is the intent of the Company to hold these securities in its portfolio for an indeterminable time and, accordingly, is carrying this investment at historical cost in the accompanying financial statements.

As of the date of this filing, the Company continues to have no operations or significant assets or liabilities. Accordingly, the Company is dependent upon management and/or significant shareholders to provide sufficient working capital to preserve the integrity of the corporate entity at this time. It is the intent of management and significant shareholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity.

The Company continues to seek a suitable merger or acquisition candidate.

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

                                           The Great American Golf Works, Inc.


October    25   , 1999                    /s/ Kevin B. Halter, Jr.
        --------                          --------------------------------------
                                              Kevin B. Halter, Jr.
                                              President and Director