Form 10QSB/A
period 1999-09-30
GREAT AMERICAN GOLF WORKS INC
filed 1999-11-17
CIK 859182

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB/A

- --------------------------------------------------------------------------------


(Mark one)
    XX    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
- --------  ACT OF 1934

                For the quarterly period ended September 30, 1999

     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

         For the transition period from ______________ to _____________

- --------------------------------------------------------------------------------


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


- --------------------------------------------------------------------------------


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



             This amendment corrects a typographical error in Note C
            to the Financial Statements and the corresponding section
                 of Part I - Item 2, (2) Results of Operations,
                         Liquidity and Capital Resources


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

                                     Assets
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


                       The Great American Golf Works, Inc.
                Statements of Operations and Comprehensive Income
             Nine and Three months ended September 30, 1999 and 1998

                                   (Unaudited)

                                Nine months  Nine months   Three months   Three months
                                   ended        ended         ended          ended
                               September 30, September 30, September 30,  September 30,
                                   1999          1998          1999           1998
                               ------------  -----------  -------------  --------------

Revenues
   Consulting fees              $    --      $     --     $    --         $    --

Expenses
   General and administrative       2,230          --         2,230            --
                                ---------    ----------   ---------       ---------

Income from Operations             (2,230)         --        (2,230)           --

Provision for Income Taxes           --            --          --              --
                                ---------    ----------   ---------       ---------

Net Income                         (2,230)         --        (2,230)           --

Other comprehensive income           --            --          --              --
                                ---------    ----------   ---------       ---------

Comprehensive Income            $  (2,230)   $     --     $  (2,230)      $    --
                                =========    ----------   ---------       ---------

Loss per weighted-average
   share of common stock
   outstanding, calculated
   on Net Loss - basic and
   fully diluted                      nil          nil          nil             nil
                                      ===          ===          ===             ===
Weighted-average number
   of shares of common
   stock outstanding              624,600       624,600     624,600         624,600
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

2. Marketable Securities
   ---------------------

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

5. Income per share
   ----------------

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

                       The Great American Golf Works, Inc.

Note C - Marketable Securities

During the third quarter of 1999, the Company purchased 100,000 shares of Origin Investment Group, Inc. pursuant to a Registration Statement Under The Securities Act of 1933 for $10,000 cash. The Company then distributed 27,300 of these shares to Company shareholders as a property dividend. Origin Investment Group, Inc. is in the process of obtaining regulatory approval for its securities to trade in an open market administered by the National Association of Securities Dealers (NASD). As of October 22, 1999, there is no quoted market for these securities. It is the intent of the Company to hold these securities in its portfolio for an indeterminable time and, accordingly, is carrying this investment at historical cost in the accompanying financial statements.

Marketable securities as of September 30, 1999 and 1998, respectively, consist entirely of equity securities and are summarized as follows:
                                             Available             Held to
September 30, 1999                           for sale    Trading   Maturity
- ------------------                           ---------   --------  ---------
   Aggregate fair value                       $    -       $    -     $7,720
   Gross unrealized holding gains             $    -       $    -     $    -
   Gross unrealized holding losses            $    -       $    -     $    -
   Amortized cost basis                       $    -       $    -     $7,720

September 30, 1998
- ------------------
   Aggregate fair value                       $    -       $    -     $    -
   Gross unrealized holding gains             $    -       $    -     $    -
   Gross unrealized holding losses            $    -       $    -     $    -
   Amortized cost basis                       $    -       $    -     $    -


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

(2)    Results of Operations, Liquidity and Capital Resources

During the third quarter of 1999, the Company received a non-interest bearing loan from its majority shareholder for the purpose of purchasing 100,000 shares of Origin Investment Group, Inc. pursuant to a Registration Statement Under The Securities Act of 1933 for $10,000 cash. The Company then distributed 27,300 of these shares to Company shareholders as a property dividend. Origin Investment Group, Inc. is in the process of obtaining regulatory approval for its securities to trade in an open market administered by the National Association of Securities Dealers (NASD). As of October 22, 1999, there is no quoted market for these securities. It is the intent of the Company to hold these securities in its portfolio for an indeterminable time and, accordingly, is carrying this investment at historical cost in the accompanying financial statements.

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

- --------------------------------------------------------------------------------


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