Form 10KSB
GREAT AMERICAN GOLF WORKS INC
filed 2000-01-04
CIK 859182

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

               [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 1999


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

        Securities Registered pursuant to Section 12(b) of the Act: NONE

        Securities Registered pursuant to Section 12(g) of the Act: NONE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

The issuer's revenues for its most recent fiscal year were $-0-.

The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31,1999 was $-0- (computed by reference to the average bid and asked prices of such stock as of December 31, 1999 as reported on the OTC Bulletin Board).

The number of shares outstanding of the registrant's common stock as of December 31, 1999 was 624,600 shares ($0.0005 par value).

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

         On May 14, 1990 pursuant to the terms of the merger agreement, C Square, Inc. received and distributed 90,000 shares of common stock, 135,000 Class A Warrants, exercisable at $5.00 per share, and 135,000 Class B Warrants, exercisable at $10.00 per share, to C Square, Inc.'s shareholders pursuant to a Registration Statement filed with the Securities and Exchange Commission. The Class A and B Warrants were exercisable for periods of 36 months and 48 months, respectively, commencing on June 3, 1990. A total of 24,600 Class A Warrants were exercised during 1990 for gross proceeds of $123,000 to the Company. No other Warrants were exercised and all remaining outstanding Warrants expired in 1993 and 1994 respectively.

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

         The Company is considered in the development  stage and, as  such,  has generated no significant operating revenues and had incurred cumulative operating losses of approximately $135,213 as of December 31, 1999. No additional losses have been incurred.

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

         No matters were submitted to securities holders during the year ended December 31, 1999.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

Market Information

The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31,1999 was $-0- (computed by reference to the average bid and asked prices of such stock as of December 31, 1999 as reported on the OTC Bulletin Board.

The number of shares outstanding of the registrant's common stock as of December 31, 1999, was 624,600 shares.

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

         The Company's independent auditor, S.W. Hatfield, CPA, expressed, in its opinion on the Company's audited financial statements, substantial doubt about the Company's ability to continue as a going concern. Reference is made to the financial statements of the Company included elsewhere herein, and, specifically, to the Independent Auditor's Report and Note A in the financial statements of the Company.

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

Item 7.  Financial Statements.

                                                                         Page

Report of Independent Certified Public Accountants                         F-3

Balance Sheets as of December 31, 1999 and 1998                            F-4

Statement of Operations                                                    F-5
for the years ended December 31, 1999 and 1998

Statement of Changes in Shareholders' Equity                               F-6
for the years ended December 31, 1999 and 1998

Statement of Cash Flows                                                    F-7
for the years ended December 31, 1999 and 1998

Notes to Financial Statements                                              F-8

Item  8.  Changes  in and  Disagreements  with  Accountants  on  Accounting  and
            Financial Disclosures.

None.

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
           Compliance With Section 16(a) of the Exchange Act.

The following table sets forth the officers and directors of the Company.


Name                         Position                                  Age
----                         ---------                                 ---
Kevin B. Halter, Jr.         President and Director                     39
Kevin B. Halter              Vice President and Director                64

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


Name and Address                   Number of Shares  Percentage of Ownership (1)
Halter Capital Corporation*           329,330                   52.7%
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

Item 13.  Exhibits and Reports on Form 8-K.

Exhibits

          None.

Reports on Form 8-K

No Current Report on Form 8-K was filed during the year ended December 31, 1999.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Great American Golf Works, Inc.

By:  /s/ Kevin B. Halter, Jr.                      January 4, 2000
     -----------------------------------
         Kevin B. Halter, Jr., President



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:


/s/  Kevin B. Halter, Jr.                          January 4, 2000
     -------------------------
Kevin B. Halter, Jr.
President & Director

/s/  Kevin B. Halter                               January 4, 2000
     -------------------------
     Kevin B. Halter
     Vice President & Director

                               THE GREAT AMERICAN
                                GOLF WORKS, INC.

                              Financial Statements
                                       and
                                Auditor's Report

                           December 31, 1999 and 1998




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

                       The Great American Golf Works, Inc.

                                    CONTENTS



                                                                         Page

Report of Independent Certified Public Accountants                        F-3

Financial Statements

   Balance Sheets as of December 31, 1999 and 1998                        F-4

   Statements of Operations and Comprehensive Income
     for the years ended December 31, 1999 and 1998                       F-5

   Statement of Changes in Shareholders' Equity
     for the years ended December 31, 1999 and 1998                       F-6

   Statements of Cash Flows
     for the years ended December 31, 1999 and 1998                       F-7

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


               Report of Independent Certified Public Accountants


Board of Directors and Shareholders
The Great American Golf Works, Inc.

We have audited the accompanying balance sheets of The Great American Golf Works, Inc. (a Delaware corporation) as of December 31, 1999 and 1998 and the related statements of operations and comprehensive income, changes in shareholders' equity and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Great American Golf Works, Inc. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the years then ended, in conformity with generally accepted accounting principles.

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



                                                        S. W. HATFIELD, CPA
Dallas, Texas
January 3, 2000

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
214-342-9635 (voice)                                          (fax) 214-342-9601
800-244-0639                                                      SWHCPA@aol.com
                                       F-3


                       The Great American Golf Works, Inc.
                                 Balance Sheets
                           December 31, 1999 and 1998



                                                              1999        1998
                                                           ---------    ---------

Assets
   Cash in bank                                            $      56    $    --
                                                           =========    =========


Liabilities                                                $    --      $    --
                                                           ---------    ---------


Commitments and Contingencies


Shareholders' Equity Common stock - $0.0005 par value
     50,000,000 shares authorized
     624,000 shares issued and outstanding, respectively         312          312
   Additional paid-in capital                                134,957      128,788
   Accumulated deficit                                      (135,213)    (129,100)
                                                           ---------    ---------

       Total shareholders' equity                                 56         --
                                                           ---------    ---------

Total Liabilities and Shareholders' Equity                 $      56    $    --
                                                           =========    =========




The accompanying notes are an integral part of these financial statements.
                                                                             F-4

                       The Great American Golf Works, Inc.
                Statements of Operations and Comprehensive Income
                     Years ended December 31, 1999 and 1998



                                                        1999        1998
                                                      ---------    ---------

Revenues                                              $    --      $    --
                                                      ---------    ---------

Expenses
   General and administrative                             3,383         --
                                                      ---------    ---------

Loss before income taxes                                 (3,383)        --

Provision for income taxes                                 --           --
                                                      ---------    ---------

Net Loss                                                 (3,383)        --

Other Comprehensive Income                                 --           --
                                                      ---------    ---------

Comprehensive Income                                  $  (3,383)   $    --
                                                      =========    =========

Income per weighted-average share
   of common stock outstanding,
   computed on Net Loss - basic
   and fully diluted                                     $(0.01)         nil
                                                           ====          ===
Weighted-average number of shares
   of common stock outstanding                          624,600      624,600
                                                      =========    =========



The accompanying notes are an integral part of these financial statements.
                                                                             F-5


                       The Great American Golf Works, Inc.
                  Statement of Changes in Shareholders' Equity
                     Years ended December 31, 1999 and 1998



                                                                Additional
                                           Common Stock          paid-in   Accumulated
                                         Shares      Amount      capital     deficit     Total
                                       ---------   ---------   ---------   ---------    ---------


Balances at January 1, 1998              624,600   $     312   $ 128,988   $(129,100)   $    --

Net loss for the year                       --          --          --          --           --
                                       ---------   ---------   ---------   ---------    ---------

Balances at December 31, 1998            624,600         312     128,788    (129,100)        --

Operating capital contributed
   by controlling shareholder               --          --         6,169        --          6,169

Property dividend of marketable
   equity securities to shareholders        --          --          --        (2,730)      (2,730)

Net loss for the year                       --          --          --        (3,383)      (3,383)
                                       ---------   ---------   ---------   ---------    ---------

Balances at December 31, 1999            624,600   $     312   $ 134,957   $(135,213)   $      56
                                       =========   =========   =========   =========    =========




The accompanying notes are an integral part of these financial statements.
                                                                             F-6

                       The Great American Golf Works, Inc.
                            Statements of Cash Flows
                     Years ended December 31, 1999 and 1998



                                                              1999         1998
                                                            --------    --------
Cash Flows from Operating Activities
   Net loss for the period                                  $ (3,383)   $   --
   Adjustments to reconcile net loss to
     net cash provided by operating activities
       Gain on disposition of marketable securities             --          --
                                                            --------    --------

Net cash used in operating activities                         (3,383)       --
                                                            --------    --------


Cash Flows from Investing Activities
   Purchase of marketable equity securities                  (10,000)       --
                                                            --------    --------

Net cash used in investing activities                        (10,000)       --
                                                            --------    --------


Cash Flows from Financing Activities
   Advances from controlling shareholder                      13,439        --
                                                            --------    --------

Net cash provided by financing activities                     13,489        --
                                                            --------    --------

Increase (Decrease) in Cash                                       56        --

Cash at beginning of period                                     --          --
                                                            --------    --------

Cash at end of period                                       $     56    $   --
                                                            ========    ========

Supplemental Disclosure of Interest and Income Taxes Paid
     Interest paid for the period                           $   --      $   --
                                                            ========    ========
     Income taxes paid for the period                       $   --      $   --
                                                            ========    ========

Supplemental Disclosure of Non-Cash Investing
   and Financing Activities
     Distribution of marketable equity securities to
       shareholders as property dividend                    $  2,730    $   --
                                                            ========    ========
     Distribution of marketable equity securities to
       controlling shareholder for repayment of
       cash advances                                        $  7,270    $   --
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

4.   Earnings (Loss) per share
     -------------------------

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of December 31, 1999 and 1998, the Company has no outstanding warrants.


Note C - Fair Value of Financial Instruments

The carrying amount of cash, accounts receivable, accounts payable and notes payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.


Note D - Marketable Securities

During the third quarter of 1999, the Company purchased 100,000 shares of Origin Investment Group, Inc. pursuant to a Registration Statement Under The Securities Act of 1933 for $10,000 cash. The Company then distributed 27,300 of these shares to Company shareholders as a property dividend. Origin Investment Group, Inc. is in the process of obtaining regulatory approval for its securities to trade in an open market administered by the National Association of Securities Dealers (NASD). As of the October 22, 1999 filing of the Company's Form 10-QSB as of and for the quarter ended September 30, 1999, there was no quoted market for these securities.

On December 31, 1999, the Company distributed the remaining 72,700 shares of Origin Investment Group, Inc., at its historical founders cost, to its controlling shareholder as partial repayment of various cash advances made during 1999.

As of the close of business on December 31, 1999, the Company has no remaining marketable securities.

                       The Great American Golf Works, Inc.

Note E - Common Stock Transactions

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

On December 22, 1999, the Company's Board of Directors authorized a change to the authorized shares from 2,000,000 to 50,000,000 shares. There was no change in the Company's stated par value of $0.0005 per share.

Note F - Common Stock Warrants

In May 1990, the Company issued 135,000 Class A and 135,000 Class B Warrants. The Class A Warrants were exercisable at $5.00 per share, became exercisable on June 3, 1990 and all unexercised warrants expired on July 3, 1993. The Class B Warrants were exercisable at $10.00 per share, became exercisable on June 3, 1990 and all unexercised warrants expired on June 3, 1994.


Note G - Related Party Transactions

During 1999, the Company's controlling shareholder advanced an aggregate of $13,439 to the Company for operating capital purposes. During the fourth quarter of 1999, the Company transferred approximately 73,700 shares of Origin Investment Group, Inc. common stock held by the Company to the controlling shareholder at its original founders cost of approximately $7,270 in partial repayment of these advances. No gain or loss was recognized on this transaction.

On December 31, 1999, the controlling shareholder forgave all remaining unpaid advances (approximately $6,169) and contributed the remaining debt to the Company as additional paid-in capital.