Form 10KSB/A
period 1990-12-31
GREAT AMERICAN GOLF WORKS INC
filed 2000-01-06
CIK 859182

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB/A

               [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                         OF THE SECURITIES EXCHANGE ACT
                   For the Fiscal Year Ended December 31, 1990


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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  X   No
                                                              ---

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 1999 was $-0- (computed by reference to the average bid and asked prices of such stock as of December 31, 1999 as reported on the OTC Bulletin Board).

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

         Pending negotiation and consummation of a combination, the Company anticipates that it will have, aside from carrying on its search for a combination partner, no business activities, and, thus, will have no source of revenue. Should the Company incur any significant liabilities prior to a, combination with a private company, it may not be able to satisfy such liabilities as are incurred.

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

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

Market Information

The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 1999 was $-0- (computed by reference to the average bid and asked prices of such stock as of December 31, 1999 as reported on the OTC Bulletin Board.

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


Name and Address                   Number of Shares  Percentage of Ownership (1)
----------------                   ----------------  ---------------------------
Halter Capital Corporation**           329,300           52.7%
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