Form 10KSB/A
period 1991-12-31
GREAT AMERICAN GOLF WORKS INC
filed 2000-01-06
CIK 859182

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  X   No
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