Form 10KSB/A
period 1992-12-31
GREAT AMERICAN GOLF WORKS INC
filed 2000-01-06
CIK 859182

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

         No matters were submitted to securities holders during the year ended December 31, 1992.

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

Item 13. Exhibits and Reports on Form 8-K.

Exhibits

           None.



Reports on Form 8-K

         No Current Report on Form 8-K was filed during the year ended December 31, 1992.

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