Form 10KSB/A
period 1995-12-31
GREAT AMERICAN GOLF WORKS INC
filed 2000-01-06
CIK 859182

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of Dedember 31, 1999 was $-0- (computed by reference to the average bid and asked prices of such stock as of December 31, 1999 as reported on the OTC Bulletin Board).

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


Name and Address                 Number of Shares    Percentage of Ownership (1)
----------------                 ----------------    ---------------------------
Halter Capital Corporation*         329,300                   52.7%
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