Form 10KSB/A
period 1998-12-31
GREAT AMERICAN GOLF WORKS INC
filed 2000-01-07
CIK 859182

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

         No matters were submitted to securities holders during the year ended December 31, 1998.

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


Item 7.  Financial Statements.


                                                                            Page
                                                                            ----

Report of Independent Certified Public Accountants                          F-3

Balance Sheets as of December 31, 1998 and 1997                             F-4

Statement of Operations                                                     F-5
for the years ended December 31, 1998 and 1997

Statement of Changes in Shareholders' Equity                                F-6
for the years ended December 31, 1998 and 1997

Statement of Cash Flows                                                     F-7
for the Years ended December 31, 1998 and 1997

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

Item 13. Exhibits and Reports on Form 8-K.

Exhibits

           None.


Reports on Form 8-K

         No Current Report on Form 8-K was filed during the year ended December 31, 1998. The Company intends to file a Current Report on Form 8-K with respect to a change in the Company's independent auditor in the near future.

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