Form 10QSB
period 2000-03-31
GREAT AMERICAN GOLF WORKS INC
filed 2000-08-09
CIK 859182

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  FORM 10-QSB



(Mark one)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2000

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

         For the transition period from _________ to __________


                       Commission File Number: 33-32966
                                  -----------

                      The Great American Golf Works, Inc.
       (Exact name of small business issuer as specified in its charter)

        Delaware                                        22-2999829
-------------------------                  -------------------------------
(State of incorporation)                        (IRS Employer ID Number)


                       2 Cottage Place, Nutley NJ 07110
       ----------------------------------------------------------------

                                (973) 667-5901
                       ---------------------------------
                          (Issuer's telephone number)



     Check whether the issuer (1) filed all reports required to be filed by
     Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

     The number of shares outstanding of the Issuer's Common Stock, $0.0005 par value, as of August 4, 2000, was 38,124,000.

     Transitional Small Business Disclosure Format (check one): YES No X

                      The Great American Golf Works, Inc.
             Form 10-QSB for the Quarter ended September 30, 1999
                               Table of Contents

                                                                          Page
                                                                        ------

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

                                    PART I
                             FINANCIAL INFORMATION

                         Item 1 - Financial Statements

                       Report of Independent Accountants

To the Board of Directors of The Great American Golf Works, Inc.


We have reviewed the accompanying balance sheet of The Great American Golf Works, Inc. (the "Company") as of 31 March, 2000 and the related statements of income and comprehensive income, shareholders' equity and statement of cash flows for the period then ended. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

This report is intended solely for the information and use of the Board of Directors of the Company and is not intended to be and should not be used by any other persons.

/s/ PricewaterhouseCoopers
----------------------------------------------
PricewaterhouseCoopers
Beijing, P.R. China

1 August, 2000

                      The Great American Golf Works, Inc.
                            Unaudited Balance Sheet
                              As at 31March, 2000

                          (Expressed in U.S. Dollars)


Assets

Current assets:
     Cash and cash equivalents                              $        8,349,751
                                                                   -----------
     Total assets                                           $        8,349,751
                                                                   ===========
Liabilities and Stockholders' Equity

Current liabilities:
     Accrued expenses                                       $           42,400
     Payable to related parties                                        503,000
     Other payables                                                      1,555
                                                                   -----------
     Total liabilities                                                 546,955
                                                                   -----------

Stockholders' equity:
     Common stock

     $0.0005 par value, 110,000,000 shares authorized;
     38,124,600 shares issued and outstanding                           19,062
     Additional paid-in capital                                      7,915,912
     Accumulated deficit                                              (132,178)
                                                                   -----------
     Total stockholders' equity                                      7,802,796
                                                                   -----------
     Total liabilities and stockholders' equity             $        8,349,751
                                                                   ===========

                      The Great American Golf Works, Inc.
            Unaudited Statement of Income and Comprehensive Income
                     For three months ended 31 March, 2000

                          (Expressed in U.S. Dollars)


General and administrative expenses
      Office rental                                         $            9,000
      Professional services                                             30,000
      Others                                                             5,861
                                                                   -----------
      Total general and administrative expenses                         44,861
                                                                   -----------

Other income (expenses)
      Interest income                                                   47,952
      Other expenses                                                       (56)
                                                                   -----------
      Total other income, net                                           47,896
                                                                   -----------

Income before income taxes                                               3,035

Provision for income taxes                                                   -
                                                                   -----------
Net income                                                               3,035

Other comprehensive income                                                   -
                                                                   -----------
Comprehensive income                                        $            3,035
                                                                   ===========
Basic earnings per weighted-average
    common stock outstanding                                $                -
                                                                   ===========
Weighted average number of shares
    of common stock outstanding                                     31,201,522
                                                                   ===========

                      The Great American Golf Works, Inc.
            Unaudited Statement of Changes in Stockholders' Equity
                     For three months ended 31 March, 2000

                          (Expressed in U.S.Dollars)




                                            Common Stock                   Additional
                                                                             Paid-in             Accumulated
                                       Shares            Amount              Capital               deficit               Total
                                  --------------     -------------      --------------      -----------------      -------------
Balance at 31 December, 1999             624,600   $           312    $         134,957    $         (135,213)   $             56
  Issuance of Common stock            37,500,000            18,750            7,780,955                      -          7,799,705
  Net income for the period                    -                 -                    -                  3,035              3,035
                                  --------------     -------------       --------------      -----------------      -------------
Balance at 31 March, 2000             38,124,600   $        19,062    $       7,915,912    $         (132,178)   $      7,802,796
                                  ==============     =============       ==============      =================      =============

                      The Great American Golf Works, Inc.
                       Unaudited Statement of Cash Flows
                     For three months ended 31 March, 2000

                          (Expressed in U.S. Dollars)



Operating activities:

     Net income                                             $            3,035
     Adjustments to reconcile net income to
         net cash used in operating activities:
         Increase in accrued expenses                                   42,400
         Increase in other payables                                      1,555
                                                                   -----------
         Cash provided by operating activities                          46,990
                                                                   -----------

Financing activities:

     Proceeds from issuance of common stock                          7,799,705
     Increase in payable to related parties                            503,000
                                                                   -----------
         Cash provided by financing activities                       8,302,705
                                                                   -----------

Net increase in cash and cash equivalents                   $        8,349,695
Cash and cash equivalents at beginning of period                            56
                                                                   -----------
Cash and cash equivalents at end of period                           8,349,751
                                                                   ===========

                  Independent Accountants' Compilation Report

To the Board of Directors of The Great American Golf Works, Inc.:

We have compiled the accompanying balance sheets of The Great American Golf Works, Inc. as of March 31, 2000, and the related statements of income and comprehensive income, changes in stockholders' equity and cash flows for the three months ended March 31, 2000, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

A compilation is limited to presenting in the form of financial statements information that is the representation of management. We have not audited or reviewed the accompanying financial statements and accordingly, do not express an opinion or any other form of assurance on them.

Beijing, People's Republic of China

July 24, 2000

                      The Great American Golf Works, Inc.
                                Balance Sheets
         (Unaudited-See Accompanying Accountants' Compilation Report)

                          (Expressed in U.S. Dollars)

Assets                                                             March 31,                    December 31,
                                                                      2000                          1999
                                                               -----------------              ---------------

Current assets:
     Cash and cash equivalents                                 $      8,349,751              $           56
                                                                     ----------                   ---------

        Total assets                                          $       8,349,751              $          56
                                                                     ==========                  =========

Liabilities and Stockholders' Equity

Current liabilities:
     Accrued expenses                                          $         42,400              $            -
     Payable to related parties                                         503,000                           -
     Other payables                                                       1,555                           -
                                                                     ----------                   ---------
         Total liabilities                                              546,955                           -
                                                                     ----------                   ---------

Stockholders' equity:
     Common stock

     $0.0005 par value, 110,000,000 (December
         31, 1999-50,000,000) shares authorized
     38,124,600 (December 31, 1999-624,600)
         shares issued and outstanding                                   19,062                         312
     Additional paid-in capital                                       7,915,912                     134,957
     Accumulated deficit                                               (132,178)                   (135,213)
                                                                     ----------                   ---------
         Total stockholders' equity                                   7,802,796                          56
                                                                     ----------                   ----------
         Total liabilities and stockholders' equity            $      8,349,751              $           56
                                                                     ==========                   ==========


See accompanying notes to financial statements.

                      The Great American Golf Works, Inc.
                 Statement of Income and Comprehensive Income
                  Three months ended March 31, 2000 and 1999
                   (Unaudited-See Accompanying Accountants'
                              Compilation Report)

                          (Expressed in U.S. Dollars)

                                                                       Three months ended March 31,
                                                               --------------------------------------------
                                                                    2000                           1999
                                                               -----------------              -------------
General and administrative expenses
     Office rental                                             $           9,000              $             -
     Professional services                                                30,000                            -
     Other                                                                 5,861                            -
                                                                     -----------                  -----------
         Total general and administrative expenses                        44,861                            -
                                                                     ----------                   -----------

Other income (expenses)
     Interest income                                                      47,952                            -
     Other expenses                                                          (56)                           -
                                                                     -----------                  -----------
         Total other income, net                                          47,896                            -
                                                                     -----------                  -----------

Income before income taxes                                                 3,035                            -

Provision for income taxes                                                     -                            -
                                                                     -----------                  -----------
Net income                                                                 3,035                            -

Other comprehensive income                                                     -                            -
                                                                     -----------                  -----------
Comprehensive income                                           $           3,035              $             -
                                                                     ===========                  ===========
Basic earnings per  weighted-average
    common stock outstanding                                   $               -              $             -
                                                                     ===========                  ===========
Weighted average number of shares
    of common stock outstanding                                       31,201,522                      624,600
                                                                     ===========                  ===========


See accompanying notes to financial statements.

                      The Great American Golf Works, Inc.
                 Statement of Changes in Stockholders' Equity
                       Three months ended March 31, 2000
         (Unaudited-See Accompanying Accountants' Compilation Report)

                          (Expressed in U.S.Dollars)

   Additional

                                                 Common Stock                Paid-in       Accumulated
                                             Shares          Amount          Capital        deficit          Total
                                        -------------   --------------   -------------   --------------   ----------
Balance at January 1, 1999                  624,000     $        312     $   128,788    $    (129,100)    $       -

     Operating capital contributed

        by controlling shareholder                -                -           6,169                -         6,169
     Dividend-in-kind of
        marketable equity securities
        to shareholders                           -                -               -           (2,730)       (2,730)
     Net loss for the year                        -                -               -           (3,383)       (3,383)
                                         ----------        ---------       ---------         ---------     --------

Balance at December 31, 1999                624,600    $         312     $   134,957   $     (135,213)  $        56
     Issuance of common stock            37,500,000           18,750       7,780,955                -     7,799,705
     Net income for the period                    -                -               -            3,035         3,035
                                         ----------       ----------       ---------        ----------    ---------
Balance at March 31, 2000                38,124,600    $      19,062     $ 7,915,912   $     (132,178)  $ 7,802,796
                                         ==========       ==========       =========        ==========    =========


See accompanying notes to financial statements.

                      The Great American Golf Works, Inc.
                            Statement of Cash Flows
                     Three months ended March 31, 2000 and
                 1999 (Unaudited-See Accompanying Accountants'
                              Compilation Report)

                          (Expressed in U.S. Dollars)


                                                                         Three months ended March 31,
                                                               --------------------------------------
                                                                      2000                        1999
                                                               -----------------              -----------
Operating activities:

     Net income                                                $           3,035              $            -
     Adjustments to reconcile net income to
         net cash used in operating activities:
         Increase in accrued expenses                                     42,400                           -
         Increase in other payables                                        1,555                           -
                                                                     -----------                  ----------
         Cash provided by operating activities                            46,990                           -
                                                                   --------------                 ----------

Financing activities:

     Proceeds from issuance of common stock                            7,799,705                           -
     Increase in payable to related parties                              503,000                           -
                                                                   -----------                    ----------
         Cash provided by financing activities                         8,302,705                           -
                                                               -----------------                  ----------

Net increase in cash and cash equivalents                      $       8,349,695              $            -
Cash and cash equivalents at beginning of period                              56                           -
                                                                  -----------                     ----------
Cash and cash equivalents at end of period                             8,349,751                           -
                                                                  ==========                      ==========


There were no interest or income tax payments made during the three months ended March 31, 2000 and 1999.

See accompanying notes to financial statements.

                      The Great American Golf Works, Inc.
                         Notes to Financial Statements
                       Three months ended March 31, 2000
         (Unaudited-See Accompanying Accountants' Compilation Report)


1.   ORGANIZATION AND DESCRIPTION OF BUSINESS

     The Great American Golf Works, Inc. (the "Company") was initially incorporated as Equix Corporation on November 30, 1989 under the laws of the State of Texas as a wholly-owned subsidiary of C Square, Inc. for the purpose of investigating and acquiring or combining with a privately owned business.

     On January 12, 1990, the Company merged with and into The Great American Golf Works, Inc. a privately owned company incorporated on July 28, 1989 under the laws of the State of Delaware. Upon the consummation of the merger between Equix Corporation and The Great American Golf Works, Inc., the Company changed its corporate domicile to Delaware and changed its corporate name to The Great American Golf Works, Inc.

     On May 14, 1990, pursuant to the terms of the merger agreement and a Registration Statement filed with the U.S. Securities and Exchange Commission, C Square, Inc. received and distributed 90,000 shares of common stock, 135,000 Class A warrants, exercisable at $ 5.00 per share, and 135,000 Class B warrants, exercisable at $ 10.00 per share, to C Square, Inc.'s shareholders. The Class A and Class B warrants were exercisable for periods of 36 months and 48 months, respectively, commencing on June 3, 1990. A total of 24,600 Class A warrants were exercised during 1990 for gross proceeds of $123,000 to the Company. No other warrants were exercised and all remaining outstanding warrants expired in 1993 and 1994, respectively.

     It was the intent of the Company to design, construct, operate and, in some instances, franchise entertainment facilities combining an indoor miniature golf course and old fashioned ice cream parlor. These efforts were unsuccessful and all assets, liabilities and proposed operations were liquidated by the end of 1990.

     On January 7, 2000, pursuant to a stock purchase agreement, the Company's then controlling shareholder sold 329,330 shares (the "Shares") of the common stock of the Company to Resplendent Investment Limited, a British Virgin Islands Corporation ("Resplendent"). The Shares represented approximately 53% of the total number of issued and outstanding shares of the Company on January 7, 2000.

     The Company's current plan of operation is to seek, investigate, and if such investigation warrants, acquire an interest in one or more business opportunities presented to it. Although the Company is not required to restrict its search to any specific business, industry, or geographical location, it has decided to focus its search on companies in the cable television industry in People's Republic of China (the "PRC"). Management is currently in the process of identifying suitable candidates for acquisition. However, if management subsequently decides that these companies are not suitable candidates, or if a suitable candidate in another industry is located, management reserves the right to complete transactions with another company or companies, including those in other industries. As of March 31, 2000, the Company had not signed any letters of intent or entered into any agreements with suitable acquisition candidates.

     The PRC currently has extensive restrictions on foreign investment and participation in its cable television industry. The Company will attempt to structure its prospective projects in order to comply with such laws. However, there can be no assurance that such legal and regulatory restrictions will not increase in the future, or, as currently promulgated, will not be interpreted in a manner giving rise to tighter restrictions, and thus may have a material adverse effect on the Company's prospective projects in the PRC.

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a)  Cash and cash equivalents

     The Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

     (b)  Income taxes

     The Company files its own separate federal income tax return. The Company has operating loss carryforwards of approximately $ 300 available to reduce financial statement income in future periods.

     (c)  Earnings per share

     Basic earnings per share is computed by dividing the net income by the weighted- average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of December 31, 1999 and March 31, 2000, the Company had no outstanding warrants.

3.   FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amount of cash, accounts receivable, accounts payable and notes payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.

4.   COMMON STOCK TRANSACTIONS

     On May 14, 1990, pursuant to the terms of the merger agreement and a Registration Statement filed with the U.S. Securities and Exchange Commission, C Square, Inc. received and distributed 90,000 shares of common stock, 135,000 Class A warrants, exercisable at $ 5.00 per share, and 135,000 Class B warrants, exercisable at $ 10.00 per share, to C Square, Inc.'s shareholders. The Class A and Class B warrants were exercisable for periods of 36 months and 48 months, respectively, commencing on June 3, 1990. A total of 24,600 Class A warrants were exercised during 1990 for gross proceeds of $123,000 to the Company. No other warrants were exercised and all remaining outstanding warrants expired in 1993 and 1994, respectively.

     On December 22, 1999, the Company's Board of Directors authorized a change to the authorized shares from 2,000,000 to 50,000,000 shares. There was no change in the Company's stated par value of $ 0.0005 per share.

     On January 7, 2000, pursuant to a stock purchase agreement, the Company's then controlling shareholder sold 329,330 shares (the "Shares") of the common stock of the Company to Resplendent Investment Limited, a British Virgin Islands Corporation ("Resplendent"). The Shares represented approximately 53% of the total number of issued and outstanding shares of the Company on January 7, 2000.

     On January 11, 2000, pursuant to the Company's Board of Directors resolution, the Company issued 30,000,000 restricted common shares to Resplendent, for gross proceeds of $ 300,000 which was received on February 22, 2000. Restricted common shares have not been registered under the Securities Act of 1933, as amended (the "Act") or applicable state securities laws. Accordingly, restricted shares cannot be transferred or sold unless subsequently registered under the Act or an exemption from such registration is available.

     On January 21, 2000, pursuant to the Company's Board of Directors resolution, the Company issued 10,000,000 restricted common shares to certain investors that had subscribed to these shares at $ 1.00 per share.

     On February 8, 2000, the Company's Board of Directors authorized a further increase of the authorized shares from 50,000,000 to 110,000,000 shares. There was no change in the Company's stated par of value $ 0.0005 per share.

     As of March 31, 2000, the Company had received $ 7,500,000 for 7,500,000 of the restricted common shares issued on January 21, 2000. On June 27, 2000, the remaining 2,500,000 restricted common shares that had been subscribed were reclassified as authorized but unissued shares because the related subscriptions receivable had not been collected.

5.   RELATED PARTY TRANSACTIONS

     In February 2000, the Company entered into subscription agreements with various investors for 100,600 restricted common shares of the Company $
     5.00 per share. In connection with these subscription agreements, the investors advanced a total of $ 503,000 to the Company. Subsequent to March 31, 2000, the Company and the investors agreed to cancel the related subscription agreements and the Company returned the advances to the investors.

Item 2 - Management's Discussion and Analysis or Plan of Operation.

Information contained in this report of The Great American Golf Works, Inc. (the "Company"), contains forward-looking statements such as statements of plans, expectations and intentions, that can often be identified by the use of forward-looking terminology, such as "may", "will", "expect", "anticipate", "believe", "plan", "intend", "could" or "estimate", or other variations of these terms or comparable terminology. All forward-looking statements involve risks and uncertainties, and actual results could differ materially from those set forth in the forward-looking statements. The cautionary statements made in this Report should be read as being applicable to all forward-looking statements wherever they appear in this Report. The Company's actual results could differ materially from those discussed herein.

The Company's plan of operation is to seek, investigate, and if such investigation warrants, acquire an interest in one or more business opportunities presented to it. Although the Company is not required to restrict its search to any specific business, industry, or geographical location, it has recently decided to focus its search on companies in cable television related business in China. Management is currently in the process of identifying suitable candidates for acquisition. However, if management subsequently decides that these companies are not suitable candidates, or if a suitable candidate in another industry is located, management reserves the right to complete transactions with another company or companies including those in other industries. As of March 31, 2000, the Company had not signed any letters of intent or entered into any agreements with suitable acquisition candidates.

The PRC currently has extensive restrictions on foreign investment and participation in its cable television industry. The Company will attempt to structure its prospective projects in order to comply with such laws. However, there can be no assurance that such existing or future legal and regulatory restrictions will not have a material adverse effect on the Company's prospective projects in the PRC.

Currently, the Company has sufficient cash resources to meet its immediate needs. In the next 12 months, the Company will determine whether to raise additional funds according to accomplishment of the Plan of Operation.

PART II
OTHER INFORMATION

Item 1 - Legal Proceedings.

         None

Item 2 - Changes in Securities.

         None

Item 3 - Defaults on Senior Securities.

         None

Item 4 - Submission of Matters to a Vote of Security Holders.

         None

Item 5 - Other Information.

          On April 28, 2000, the sole shareholder of Resplendent Investment Limited, which is the controlling shareholder of the Registrant, was changed from Mr. Qing Feng to Mr. Hongsheng Wang.

Item 6 - Exhibits and Reports on Form 8-K

         Exhibits -- Change to Articles of Incorporation
         Form 8-K -- None

Signatures

/s/Hongsheng Wang
-----------------------------------------
Hongsheng WANG
President