Form 10QSB
period 2000-06-30
GREAT AMERICAN GOLF WORKS INC
filed 2000-11-15
CIK 859182

UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                            Washington, DC 20549

                                FORM 10-QSB

(Mark one)
[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2000

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
     ACT

For the transition period from _________ to __________


                      Commission File Number: 33-32966
                                              --------

                    The Great American Golf Works, Inc.
     (Exact name of small business issuer as specified in its charter)


         Delaware                                          22-2999829
 ----------------------------                     ----------------------------
 (State of incorporation)                          (IRS Employer ID
                                                   Number)

                      2 Cottage Place, Nutley NJ 07110

              -----------------------------------------------

                               (973) 667-5901

                        ----------------------------
                        (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

The number of shares outstanding of the Issuer's Common Stock, $0.0005 par value, as of November 2, 2000, was 38,124,000.

Transitional Small Business Disclosure Format (check one): YES No X

                    The Great American Golf Works, Inc.
              Form 10-QSB for the Quarter ended June 30, 2000
                             Table of Contents


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

                                   PART I
                           FINANCIAL INFORMATION

Item 1 - Financial Statements

THE GREAT AMERICAN GOLF WORKS, INC.
FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JUNE 30, 2000

                    The Great American Golf Works, Inc.
                    Condensed Balance Sheet (unaudited)

                        (Expressed in U.S. Dollars)


                                               June 30, 2000      December 31, 1999
                                              ---------------    --------------------
Assets
  Cash and cash equivalents                        3,979,914                      56
  Other receivable                                     6,000                       -
                                              ---------------    --------------------
     Total assets                                  3,985,914                      56
                                              ===============    ====================

Liabilities and Stockholders' Equity
Current liabilities:
  Payable to related party                         103,000                         -
  Other payables                                   118,926                         -
                                              ---------------    --------------------
    Total liabilities                              221,926                         -
                                              ===============    ====================

Stockholders' equity:
  Common stock
  $0.0005 par value, 110,000,000
  (1999: 50,000,000) shares authorized;
  38,124,600 (1999: 624,600) shares
  issued and outstanding                           19,062                        312
  Additional paid-in capital                    7,915,912                    134,957
  Due from shareholder                         (4,055,685)                         -
  Accumulated deficit                            (115,301)                 (135,213)

Total stockholders' equity                      3,763,988                         56

  Total liabilities and stockholders'         3,985,914                           56
  equity                                   ==================    =====================

                    The Great American Golf Works, Inc.
                 Condensed Statement of Income (unaudited)

                        (Expressed in U.S. Dollars)

                                                  Three months ended June 30,     Six months ended June
                                                                                  30,
                                                  ---------------------------     --------------------------
                                                       2000            1999            2000         1999
                                                  ---------------   ---------      -------------  ---------
Revenue                                                        -            -                 -           -
General and administrative expenses breakdown             69,072            -           113,934           -
Other income (expenses)
   Interest income                                       105,438            -           153,391           -
   Other expenses                                              -            -              (56)           -
                                                -----------------   ----------  ---------------  ----------
           Total other income, net                       105,438            -           153,335           -
                                                -----------------   ----------  ---------------  ----------

Income before income taxes                                36,366            -            39,401           -

Provision for income taxes                                19,489            -            19,489           -
                                                -----------------   ----------  ---------------  ----------
Net income                                                16,877            -            19,912           -
                                                =================   ==========  ===============  ==========

Basic earnings per weighted-average common
stock outstanding                                              -            -                 -           -
                                                =================   ==========  ===============  ===========

Weighted-average number of shares of common
stock outstanding                                     38,124,600      624,600        34,663,061     624,600
                                                =================   ==========  ================  ==========

                    The Great American Golf Works, Inc.
     Condensed Statement of Changes in Stockholders' Equity (unaudited)

                        (Expressed in U.S. Dollars)


                                                    Additional
                                    Common Stock        paid-in    Due from     Accumulated       Total
                                  Shares    Amount      capital   Shareholder     deficit
                                ---------- -------- -----------  ------------  --------------  ------------
Balance at December 31, 1999      624,000       312     134,957             -       (135,213)           56
  Issuance of common stock     37,500,000     1,750   7,780,955             -              -     7,799,705
  Net income for the period             -         -           -             -          3,035         3,035
                                ---------- -------- -----------  ------------  --------------  ------------
Balance at March 31, 2000      38,124,600    19,062   7,915,912             -       (132,178)    7,802,796

Loan to shareholder                     -         -           -   (7,000,000)              -    (7,000,000)

Loan repayment from                     -         -           -     3,000,000              -     3,000,000
shareholder

Loan interest receivable from           -         -           -      (55,685)              -       (55,685)
shareholder

Net income for the period               -         -           -             -         16,877        16,877

Balance at June 30, 2000       38,124,600    19,062   7,915,912   (4,055,685)       (115,301)    3,763,988
                              ===========  ========  ==========  ============   =============   ===========

                    The Great American Golf Works, Inc.
               Condensed Statement of Cash Flows (unaudited)

                        (Expressed in U.S. Dollars)


                                                        Six months ended June 30,
                                                        2000                        1999
                                                        -------------------         --------------------
Operating activities
Net income                                                          19,912                        -
 Adjustments to reconcile net income to net cash
 used in operating activities:
   Increase in other receivables                                    (6,000)                        -
   Increase in other payables                                      118,926                        -

   Cash provided by operating activities                           132,838                        -
                                                        -------------------    ---------------------

Financing activities:

Proceeds from issuance of common stock                           7,799,705                        -
Loan to shareholder                                              7,000,000)                        -
Repayment of loan from shareholder                               3,000,000                        -
Interest on loan to shareholder                                    (55,685)                        -
Increase in payable to related party                               103,000                        -

   Cash provided by financing activities                         3,847,020                        -
                                                        -------------------    ---------------------

Net increase in cash and cash equivalents                        3,979,858                        -
Cash and cash equivalent at beginning of period                         56                        -

Cash and cash equivalents at end of period                       3,979,914                        -
                                                        ===================    =====================

                    The Great American Golf Works, Inc.
            Notes to Condensed Financial Statements (unaudited)
                     For the period ended June 30, 2000

1.   Common stock transactions

     On December 22, 1999, the Company's Board of Directors authorized a change to the authorized shares from 2,000,000 to 50,000,000 shares. There was no change in the Company's stated par value of $
     0.0005 per share.

     On January 7, 2000, pursuant to a stock purchase agreement, the Company's then controlling shareholder sold 329,330 shares (the "Shares") of the Company's outstanding common stock to Resplendent Investment Limited, a British Virgin Islands Corporation
     ("Resplendent"). The Shares represented approximately 53% of the total number of issued and outstanding shares of the Company on January 7, 2000.

     On January 11, 2000, pursuant to the Company's resolution of Board of Directors, the Company issued 30,000,000 restricted common shares to Resplendent, for gross proceeds of $ 300,000 which was received on February 22, 2000. Restricted common shares have not been registered under the Securities Act of 1933, as amended (the "Act") or applicable state securities laws. Accordingly, restricted shares cannot be transferred or sold unless subsequently registered under the Act or an exemption from such registration is available.

     On January 21, 2000, pursuant to the Company's resolution of Board of Directors, the Company issued 10,000,000 restricted common shares to certain investors for a subscription price of $ 1.00 per share. On February 28, 2000, the Company received $ 7,500,000 for 7,500,000 of the restricted common shares issued on January 21, 2000. The remaining 2,500,000 restricted common shares that had been subscribed are classified as authorized but unissued shares because the related subscriptions receivable have not been collected.

     On February 8, 2000, the Company's Board of Directors authorized a further increase of the authorized shares from 50,000,000 to 110,000,000 shares. There was no change in the Company's stated par value of $ 0.0005 per share.

2.   Related party transactions

     (a) In February 2000, the Company entered into subscription agreements with various investors for 100,600 restricted common shares of the Company for $5.00 per share. In connection with these subscription agreements, the investors advanced a total of $503,000 to the Company. Subsequent to March 31, 2000, the Company and the investors agreed to cancel the related subscription agreements and the Company returned $400,000 of the advances to certain investors. Subsequent to June 30, 2000, the Company returned the remaining advances of $103,000 to an investor.

     (b) On May 17, 2000, pursuant to a loan agreement, the Company made a loan to Chatterton Resources Limited ("Chatterton"), a shareholder of the Company, in the amount of $7,000,000. The term of the loan is from May 19, 2000 to

          November 18, 2000 and carries an annual interest rate of 7.5%. Interest is payable on August 18, 2000 and on maturity of the loan. Chatterton has pledged 4,000,000 common shares of the Company in escrow as security for the loan. On June 21, 2000, Chatterton repaid $ 3,000,000 of the loan to the Company. The outstanding amount of the loan has been classified as a reduction of stockholders' equity.

Item 2 - Management's Discussion and Analysis or Plan of Operation.

Information contained in this report of The Great American Golf Works, Inc. (the "Company") contains forward-looking statements such as statements of plans, expectations and intentions that can often be identified by the use of forward-looking terminology, such as "may", "will", "expect", "anticipate", "believe", "plan", "intend", "could" or "estimate", or other variations of these terms or comparable terminology. All forward-looking statements involve risks and uncertainties, and actual results could differ materially from those set forth in the forward-looking statements. The cautionary statements made in this Report should be read as being applicable to all forward- looking statements wherever they appear in this Report. The Company's actual results could differ materially from those discussed herein.

The Company's plan of operation is to seek, investigate, and if such investigation warrants, acquire an interest in one or more business opportunities presented to it. Although the Company is not required to restrict its search to any specific business, industry, or geographical location, it has decided to focus its search on companies in cable television related businesses in China. Management is currently in the process of identifying suitable candidates for acquisition. However, if management subsequently decides that these companies are not suitable candidates, or if a suitable candidate in another industry is located, management reserves the right to complete transactions with another company or companies including those in other industries. As of June 30, 2000, the Company had not signed any letters of intent or entered into any agreements with suitable acquisition candidates.

The P.R.C. currently has extensive restrictions on foreign investment and participation in its cable television industry. The Company will attempt to structure its prospective projects in order to comply with such laws. However, there can be no assurance that the Company will be able to do so or that the P.R.C. laws will not be changed in a manner that would adversely affect the Company or its planned projects.

In the coming quarters, the Company intends to continue its efforts to identify suitable acquisition candidates, and, if a suitable candidate is found, to seek to complete a business acquisition.

Currently, the Company believes it has sufficient cash resources to meet its immediate needs. In the next 12 months, the Company will determine whether to raise additional funds according to its Plan of Operation.

The Company does not expect any purchase of plant and significant equipment and does not expect any significant changes in the number of employees.

                                  PART II
                             OTHER INFORMATION

Item 1 - Legal Proceedings.

     None

Item 2 - Changes in Securities.

     None

Item 3 - Defaults on Senior Securities.

     None

Item 4 - Submission of Matters to a Vote of Security Holders.

     None

Item 5 - Other Information.

     None.

Item 6 - Exhibits and Reports on Form 8-K

     (a)  Exhibits

          Exhibit No.               Exhibit Description
          10.1                      Loan Agreement between the Company and
                                    Chatterton Resources Limited

     (b)  Form 8-K -- None

                                 Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                /s/ Hongsheng WANG
                                                ----------------------------
                                                Hongsheng WANG
                                                President

Date:  November 13, 2000

                                                               Exhibit 10.1




                               LOAN AGREEMENT

This Loan Agreement (this "Agreement") is entered into in Beijing, China on May 17, 2000 by and between The Great American Golf Works. Inc., a company incorporated in the of State of Delaware, USA ("GAGW") and Chatterton Resources Limited, a company incorporated in Hong Kong ("Chatterton").

WHAREAS, GAGW wishes to provide a loan to Chatterton.

WHEREAS, Chatterton will pledge 4,000,000 common shares of GAGW as security for the loan.

NOW, THEREFORE, the parties agree as follows.

1.   Loan

     GAGW hereby agrees to make a loan to Chatterton in the amount of US$7,000,000.00. The term of the loan shall be from May 19, 2000 to November 18, 2000 and will carry an annual interest at the rate of 7.5%. Interest shall be payable on August 18, 2000 and on maturity. Chatterton hereby promises to repay the loaned amount plus any interest accrued upon maturity on November 18, 2000.

2.   Security non-recourse

     Chatterton hereby pledges 4,000,000 common shares of GAGW as security for the loan and agrees to remit forthwith endorsed certificate to Beijing Shengguang Investment Co. Ltd ("Escrow Agent") as escrow agent pursuant to the Escrow Agreement dated May 17, 2000 among GAGW, Chatterton and the Escrow Agent. Failure to make the payment in full on the maturity date shall entitle GAGW to cancel the said shares in satisfaction of the loan. The parties agree that Chatterton's liability to GAGW shall be limited to the said shares. Upon cancellation of the said shares, if any, GAGW shall have no further recourse to Chatterton or any of its officers, directors or shareholders.

3.   Chatterton as Shareholder

     GAGW hereby agrees that until actual cancellation of the said shares, Chatterton shall still be entitled with the ownership of the shares, and Chatterton shall be able to exercise all rights of a shareholder of GAGW, including the right to participate and vote in shareholders meetings of GAGW.

THIS AGREEMENT IS DUELY SIGNED BY THE AUTHORIZED REPRESENTATIVES OF THE PARTIES ON THE DATE FIRST ABOVE WRITTEN.

                                                               Exhibit 10.1
The Great American Golf Works, Inc.


By:    s/Qing Feng
   ----------------------------
   Name: Qing FENG
   Title: President

Chatterton Resources Limited

By:    s/Zhiyuan Liu
   -----------------------------
   Name: Zhiyuan LIU
   Title: