Form 10QSB
period 2000-09-30
GREAT AMERICAN GOLF WORKS INC
filed 2000-12-14
CIK 859182

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC 20549

                                  FORM 10-QSB

(Mark one)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2000

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from _________ to __________

                       Commission File Number: 33-32966


                      The Great American Golf Works, Inc.
       (Exact name of small business issuer as specified in its charter)


       Delaware                                   22-2999829
------------------------                ----------------------------
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

The number of shares outstanding of the Issuer's Common Stock, $0.0005 par value, as of December 11, 2000, was 38,124,000.

Transitional Small Business Disclosure Format (check one): YES  No X

                      The Great American Golf Works, Inc.
             Form 10-QSB for the Quarter ended September 30, 2000
                               Table of Contents

                                                                          Page

Part I - Financial Information

   Item 1  Financial Statements

   Condensed Balance Sheet-                                                  3
   September 30, 2000 and December 31, 1999

   Condensed Statement of Operations-
   Three and nine months ended September 30, 2000 and 1999                   4

   Condensed Statement of Changes in Stockholder's equity

   September 30, 2000 and December 31, 1999                                  5

   Condensed Statement of Cash Flows

   Nine months ended September 30, 2000 and 1999                             6

   Notes to Condensed Consolidated Financial Statements                    7-8

   Item 2  Management's Discussion and Analysis or Plan of Operation       8-9


Part II - Other Information

    Item 1  Legal Proceedings                                                9

    Item 2  Changes in Securities                                            9

    Item 3  Defaults Upon Senior Securities                                  9

    Item 4  Submission of Matters to a Vote of Security Holders              9

    Item 5  Other Information                                                9

    Item 6  Exhibits and Reports on Form 8-K                                10


Signatures

/s/
------------------------
Hongsheng WANG
President

                                    PART I

                             FINANCIAL INFORMATION

Item 1 - Financial Statements

                      The Great American Golf Works, Inc.
                      Condensed Balance Sheet (unaudited)

                          (Expressed in U.S. Dollars)


                                                 September 30,    December 31,
                                                      2000            1999
                                                 -------------    ------------
Assets

Current assets:
  Cash and cash equivalents                         2,895,565              56
  Accrued interest income                              31,003               -
  Other receivables                                    11,388               -
                                                   ----------       ---------
     Total assets                                   2,937,956              56
                                                   ==========       =========

Liabilities and Stockholders' Equity

Current liabilities:
  Other payables                                      138,496               -
  Accrued payroll                                      54,000               -
                                                   ----------       ---------
     Total liabilities                                192,496               -
                                                   ----------       ---------

Stockholders' equity:
  Common stock

  $0.0005 par value, 110,000,000
   (1999: 50,000,000) shares authorized;
   38,124,600 (1999: 624,600) shares
   issued and outstanding                              19,062             312
  Additional paid-in capital                        7,915,912         134,957
  Due from shareholders [note 3(b), 3(c)]          (5,043,767)              -
  Accumulated deficit                                (145,747)       (135,213)
                                                   ----------       ---------
     Total stockholders' equity                     2,745,460              56
                                                   ----------       ---------
     Total liabilities and stockholders' equity     2,937,956              56
                                                   ==========       =========


           The accompany notes are an integral part of the condensed
                            financial statements.

                      The Great American Golf Works, Inc.
                 Condensed Statement of Operations (unaudited)

                          (Expressed in U.S. Dollars)


                                           Three months ended September 30,       Nine months ended September 30,
                                           --------------------------------       -------------------------------
                                                  2000          1999                    2000           1999
                                               ----------    ----------              ----------     ----------

Revenue                                                 -             -                       -              -

Operating expenses

     General and administrative expenses          165,432         2,230                 279,365          2,230
                                              -----------    ----------             -----------     ----------
     Total operating expenses                     165,432         2,230                 279,365          2,230
                                              -----------    ----------             -----------     ----------
Operating loss                                   (165,432)       (2,230)               (279,365)        (2,230)
                                              -----------    ----------             -----------     ----------

Other income (expenses)
     Interest income                              115,515             -                 268,905              -
     Other income (expenses)                       19,471             -                     (74)             -
                                              -----------    ----------             -----------     ----------
     Total other income, net                      134,986             -                 268,831              -
                                              -----------    ----------             -----------     ----------
Net loss                                          (30,446)       (2,230)                (10,534)        (2,230)
                                              ===========    ==========             ===========     ==========
Basic earnings per  weighted-average
    common stock outstanding                            -             -                       -              -
                                              ===========    ==========             ===========     ==========
Weighted-average number of shares
    of common stock outstanding                38,124,600       624,600              35,825,329        624,600
                                              ===========    ==========             ===========     ==========






           The accompany notes are an integral part of the condensed
                            financial statements.

                      The Great American Golf Works, Inc.
      Condensed Statement of Changes in Stockholders' Equity (unaudited)

                          (Expressed in U.S.Dollars)

                                                    Additional
                                  Common Stock        paid-in       Due from      Accumulated
                               Shares      Amount     capital      Shareholder      deficit         Total
                             ----------   --------   ---------     -----------    -----------     ---------

Balance at December 31,1999     624,000        312     134,957               -       (135,213)           56
  Issuance of common stock   37,500,000     18,750   7,780,955               -              -     7,799,705
  Net income for the period           -          -           -               -          3,035         3,035
                             ----------   --------   ---------      ----------      ---------
Balance at March 31, 2000    38,124,600     19,062   7,915,912               -       (132,178)    7,802,796

  Loan to shareholder                 -          -           -      (7,000,000)             -    (7,000,000)
  Loan repayment from
    shareholder                       -          -           -       3,000,000              -     3,000,000
  Loan interest receivable
    from shareholder                  -          -           -         (55,685)             -       (55,685)
  Net income for the period                      -           -               -         16,877        16,877
                             ----------   --------   ---------      ----------      ---------    ----------
Balance at June 30, 2000     38,124,600     19,062   7,915,912      (4,055,685)      (115,301)    3,763,988

  Loan to shareholder                 -          -           -      (1,000,000)             -    (1,000,000)
  Loan interest repayment
    from shareholder                  -          -           -          95,959              -        95,959
  Loan interest receivable

    from shareholder                  -          -           -         (84,041)             -       (84,041)
  Net loss for the period                        -           -               -        (30,446)      (30,446)
                             ----------   --------   ---------      ----------      ---------    ----------
Balance at
September 30, 2000           38,124,600     19,062   7,915,912       5,043,767       (145,747)    2,745,460
                             ==========   ========   =========      ==========      =========    ==========







     The accompany notes are an integral part of the condensed financial statements.

                      The Great American Golf Works, Inc.
                 Condensed Statement of Cash Flows (unaudited)

                          (Expressed in U.S. Dollars)


                                               Nine months ended September 30,
                                                     2000          1999
                                                 -----------    -----------

Operating activities

Net loss                                             (10,534)        (2,230)
Adjustments to reconcile net loss to
  net cash used in operating activities:
    Increase in other receivables                    (11,388)             -
    Increase in accrued interest income              (31,003)             -
    Increase in accounts payable                           -          2,250
    Increase in accrued payroll                       54,000              -
    Increase in other payable                        138,496              -
                                                 -----------      ---------
    Cash provided by operating activities            139,571             20
                                                 -----------      ---------

Investing activities:

    Purchase of marketable equity securities               -        (10,000)
                                                 -----------      ---------
    Cash used in investing activities                      -        (10,000)
                                                 -----------      ---------

Financing activities:

Proceeds from issuance of common stock             7,799,705              -
Loan to shareholder [note 3(b), 3(c)]             (8,000,000)             -
Repayment of loan from shareholder [note 3(b)]     3,000,000              -
Interest on loan to shareholder                      (43,767)             -
Advances from controlling shareholder                      -         10,100
                                                 -----------      ---------
     Cash provided by financing activities         2,755,938         10,100
                                                 -----------      ---------

Net increase in cash and cash equivalents          2,895,509            120
Cash and cash equivalents at beginning of period          56              -
                                                 -----------      ---------
Cash and cash equivalents at end of period         2,895,565            120
                                                 ===========      =========
Supplemental Disclosure of Non-Cash Investing
   and Financing Activities-Distribution of
   market equity securities to shareholders as
   property dividend                                       -          2,730
                                                 ===========      =========




     The accompany notes are an integral part of the condensed financial statements.

                      The Great American Golf Works, Inc.

              Notes to Condensed Financial Statements (unaudited)

1.   Summary of Significant Accounting Policies

     Basis of Presentation.

     The condensed interim financial statements are unaudited. We prepared these financial statements in accordance with the instructions for Form 10-QSB and therefore, did not include all information and footnotes required by generally accepted accounting principles. In our opinion, we made all the adjustments (consisting only of normal recurring adjustments) necessary to fairly present our consolidated results of operations, financial position and cash flows as of September 30, 2000 and for all periods presented. A description of our accounting policies and other financial information is included in the audited consolidated financial statements filed with the Securities and Exchange Commission in the Great American Golf Works's Form 10-KSB for the year ended December 31, 1999. The results of operations for the nine months ended September 30, 2000 are not necessarily indicative of the results expected for the full year.

     Because of the Company's lack of operating assets, its continuance is fully dependent upon the majority shareholder's continuing support. The majority shareholder intends to continue the funding of nominal necessary expenses to sustain the corporate entity.

2.   Common stock transactions

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

     On January 11, 2000, pursuant to the Company's Board of Directors resolution, the Company issued 30,000,000 restricted common shares to Resplendent, for gross proceeds of $300,000 which was received on February 22, 2000. Restricted common shares have not been registered under the Securities Act of 1933, as amended (the "Act") or applicable state securities laws. Accordingly, restricted shares cannot be transferred or sold unless subsequently registered under the Act or an exemption from such registration is available.

     On January 21, 2000, pursuant to the Company's Board of Directors resolution, the Company issued 10,000,000 restricted common shares to certain investors for a subscription price of $ 1.00 per share. On February 28, 2000, the Company received $7,500,000 for 7,500,000 of the restricted common shares issued on January 21, 2000. The remaining 2,500,000 restricted common shares that had been subscribed are classified as authorized but unissued shares because the related subscriptions receivable have not been collected.

     On February 8, 2000, the Company's Board of Directors authorized a further increase of the authorized shares from 50,000,000 to 110,000,000 shares. There was no change in the Company's stated par value of $ 0.0005 per share.

3.   Related party transactions

     (a) In February 2000, the Company entered into subscription agreements with various investors for 100,600 restricted common shares of the Company for $ 5.00 per share. In connection with these subscription agreements, the investors advanced a total of $ 503,000 to the Company. Subsequent to March 31, 2000, the Company and the investors agreed to cancel the related subscription agreements and the Company returned $ 400,000 of the advances to certain investors. Subsequent to June 30, 2000, the Company returned the remaining advances of $ 103,000 to an investor.

     (b) On May 17, 2000, pursuant to a loan agreement, the Company made a loan to Chatterton Resources Limited ("Chatterton"), a shareholder of the Company, in the amount of $ 7,000,000. The term of the loan is from May 19, 2000 to November 18, 2000 and carries an annual interest rate of 7.5%. Interest is payable on August 18, 2000 and on maturity of the loan. Chatterton has pledged 4,000,000 common shares of the Company in escrow as security for the loan. On June 21, 2000, Chatterton repaid $3,000,000 of the loan to the Company. The outstanding amount of the loan has been classified as a reduction of stockholders' equity.

     (c) On August 26, 2000, pursuant to a loan agreement, the Company made a loan to Resplendent in the amount of $ 1,000,000. The term of the loan is from August 21, 2000 to February 20, 2001 and carries an annual interest rate of 7.5%. Interest is payable on November 21, 2000 and on maturity of the loan. Resplendent has pledged 1,000,000 common shares of the Company as security for the loan. The amount of the loan has been classified as a reduction of stockholders' equity.

4.   Subsequent event

     On October 23, pursuant to a loan agreement, the Company made a loan to Resplendent in the amount of $ 400,000. The term of the loan is from October 23, 2000 to April 22, 2001 and carries an annual interest rate of 7.5%. Interest payable on January 22, 2001 and on maturity. Resplendent has pledged 400,000 common shares of the Company as security for the loan.

Item 2 - Management's Discussion and Analysis or Plan of Operation.

Information contained in this report of The Great American Golf Works, Inc. (the Company"), contains forward-looking statements such as statements of plans, expectations and intentions, that can often be identified by the use of forward-looking terminology, such as "may", "will", "expect", "anticipate", "believe", "plan", "intend", "could" or "estimate", or other variations of these terms or comparable terminology. All forward-looking statements involve risks and uncertainties, and actual results could differ materially from those set forth in the forward-looking statements. The cautionary statements made in this Report should be read as being applicable to all forward-looking statements wherever they appear in this Report. The Company's actual results could differ materially from those discussed herein.

The Company's plan of operation is to seek, investigate, and if such investigation warrants, acquire an interest in one or more business opportunities presented to it. Although the Company is not required to restrict its search to any specific business, industry, or geographical location, it has recently decided to focus its search on companies in cable television related businesses in China. Management is currently in the process of identifying suitable candidates for acquisition. However, if management subsequently decides that these companies are not suitable candidates, or if a suitable candidate in another industry is located, management reserves the right to complete transactions with another company or companies including those in other industries. As of September 30, 2000, the Company had not signed any letters of intent or entered into any agreements with suitable acquisition candidates.

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

Item 5 - Other Information.

         None.

Item 6 - Exhibits and Reports on Form 8-K

          (a)  Exhibits
               Exhibit No.     Exhibit Description

                 10.1 Loan Agreement between the Company and Resplendent Investment Limited dated as of August 20, 2000

          (b)  Form 8-K -- None

Exhibit 10.1

                                LOAN AGREEMENT

This Loan Agreement (this "Agreement") is entered into in Beijing, China on August 20, 2000 by and between The Great American Golf Works. Inc., a company incorporated in the of State of Delaware, USA ("GAGW") and Resplendent Investment Limited, a company incorporated in British Virgin Island ("Resplendent").

WHEREAS, GAGW wishes to provide a loan to Resplendent.

WHEREAS, Resplendent will pledge 1,000,000 common shares of GAGW as security for the loan.

NOW, THEREFORE, the parties agree as follows.

1.   Loan

     GAGW hereby agrees to make a loan to Resplendent in the amount of US$1,000,000.00 (Say US Dollars One Million Only). The term of the loan shall be from August 21, 2000 to February 20, 2001 and will carry an annual interest at the rate of 7.5%. Interest shall be payable on November 21, 2000 and on maturity. Resplendent hereby promises to repay the loaned amount plus any interest accrued upon maturity on February 20, 2001.

2.   Security non-recourse

     Resplendent hereby pledges 1,000,000 common shares of GAGW as security for the loan and agrees to remit forthwith-endorsed certificate to GAGW. Failure to make the payment in full on the maturity date shall entitle GAGW to cancel the said shares in satisfaction of the loan. The parties agree that Resplendent's liability to GAGW shall be limited to the said shares. Upon cancellation of the said shares, if any, GAGW shall have no further recourse to Resplendent or any of its officers, directors or shareholders.

3.   Resplendent as Shareholder

     GAGW hereby agrees that until actual cancellation of the said shares, Resplendent shall still be entitled with the ownership of the shares, and Resplendent shall be able to exercise all rights of a shareholder of GAGW, including the right to participate and vote in shareholders meetings of GAGW.

THIS AGREEMENT IS DULY SIGNED BY THE AUTHORIZED REPRESENTATIVES OF THE PARTIES ON THE DATE FIRST ABOVE WRITTEN.

The Great American Golf Works, Inc.

By: /s/ Hongsheng Wang
    -------------------------
    Name: Hongsheng WANG
    Title: President



Resplendent Investment Limited

By: /s/Adams Yang
    -------------------------
    Name:
    Title: